Form 10-Q
period 2016-12-31
HWH International Corp
filed 2017-02-17
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-214139

HWH International Corp

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1796912
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Suite 19, 8th Floor,

Wisma Zelan, Jalan Tasik Permaisuri 2,

Bandar Tun Razak 56100, Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (603) 5634-2383

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [  ]   Accelerated Filer   [  ]   Non-accelerated Filer   [  ]   Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2016
Common Stock, $.0001 par value	451,335,000

2

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and June 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2016	June 30, 2016
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Accounts receivables	$37,920	$35,045
Prepaid expenses	52	345
Prepaid income tax	1,415	3,190
Cash and cash equivalents	123,726	223,220
Total Current Assets	163,113	261,800

NON-CURRENT ASSETS
Plant and equipment, net	13,749	16,127
Intangible assets, net	1,292	1,368
Total Non-Current Assets	15,041	17,495

TOTAL ASSETS	$178,154	$279,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$12,864	$16,593
Current portion of obligation under finance lease	911	2,217
Amount due to a director	38,960	77,749
Total Current Liabilities	52,735	96,559

NON- CURRENT LIABILITIES
Obligation under finance lease	9,780	10,898
Total Non-Current Liabilities	9,780	10,898

TOTAL LIABILITIES	$62,515	$107,457

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,335,000 and 0 shares issued and outstanding respectively	45,134	45,134
Additional paid in capital	203,926	203,926
Other comprehensive income/(loss)	(2,237)	347
Accumulated incomes/(losses)	(131,184)	(77,569)
TOTAL STOCKHOLDERS’ EQUITY	$115,639	$171,838

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,154	$279,295

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
REVENUE	$3,337	$1,917	$6,836	$19,881

COST OF REVENUE	(4,393)	(283)	(6,944)	(7,300)

GROSS PROFIT/(LOSS)	(1,056)	1,634	(108)	12,581

OTHER INCOME	-	-	226	411

GENERAL AND ADMINISTRATIVE EXPENSES	(50,694)	(2,272)	(53,475)	(6,621)

INCOME/(LOSS) FROM OPERATIONS	(51,750)	(683)	(53,357)	6,371

INTEREST EXPENSE	(22)	(65)	(258)	(159)

INCOME/(LOSS) BEFORE INCOME TAX	(51,722)	(703)	(53,615)	6,212

INCOME TAX PROVISION	-	-	-	-

NET INCOME/ (LOSS)	$(51,722)	$(703)	$(53,615)	6,212

Other comprehensive income/(loss):
- Foreign currency translation adjustment	(2,655)	-	(2,584)	-

Comprehensive income/(loss)	(54,427)	(703)	(56,199)	6,212

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	451,335,000	-	451,335,000	-

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
(Net Loss)/Net income	$(53,615)	$6,212
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,454	2,450
Interest expense	258	159
Changes in operating assets and liabilities:
Accounts receivable	(2,875)	(15,598)
Prepaid expenses	293	-
Other payables and accrued liabilities	(3,729)	(1,747)
Cash used in operating activities	(57,214)	(8,524)
Income taxes refunded/(paid)	1,775	(553)
Net cash used in operating activities	(55,439)	(9,077)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	-	-
Additional paid in capital	-	-
Repayment to directors	(38,789)	(1,536)
Interest paid	(258)	(159)
Payments on finance lease	(2,424)	(489)
Net cash used in financing activities	(41,471)	(2,184)

Net cash provided by financing activities	(2,584)	(851)

Effect of exchange rate changes on cash and cash equivalent	(2,584)	(851)

Net decrease in cash and cash equivalents	(99,494)	(12,112)
Cash and cash equivalents, beginning of period	223,220	12,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,736	$54
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$1,775	$(553)
Interest paid	$(258)	$(159)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the year ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amendment No. 1 to Form S-1 for the period from June 30, 2016 to September 30, 2016.

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

HWH International Corp. is organized as a Nevada limited liability company, incorporated on November 20, 2015. For purposes of financial statement presentation, HWH International Corp. and its subsidiaries are herein referred to as “the Company” or “we”. The purpose of the Company and its subsidiaries is to engage in the business of digital marketing and hospitality software services through wholly owned subsidiaries.

We have historically conducted our business through Resilient Digital Sdn Bhd, a private limited liability company, incorporated in Malaysia. HWH Limited, incorporated in Anguilla, is an investment holding company with 100% equity interest in HWH Investment Limited, a company incorporated in Hong Kong, which subsequent hold 100% equity interest in Resilient Digital Sdn Bhd. On March 2, 2016, HWH International Corp. was organized to be the holding company parent to, and succeed to the operations of, HWH Limited. The former unit holder of HWH Limited became the unit holder of HWH International Corp. and HWH Limited became a wholly-owned subsidiary of HWH International Corp. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues and expenses of HWH Limited were carried over to and combined with HWH International Corp. at historical cost, and as if the transfer occurred at the beginning of the period. Prior periods have been retrospectively adjusted to furnish comparative information.

The Company, through its subsidiaries, mainly provide digital marketing and hospitality software services.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	HWH Limited	Anguilla, November 20, 2015	1 share of ordinary share of US$1 each	Investment holding

2.	HWH Investment Limited	Hong Kong, November 20, 2015	1 share of ordinary share of HK$1 each	Investment holding

3.	Resilient Digital Sdn Bhd	Malaysia, September 15, 2009	100 shares of ordinary share of RM 1 each	Digital Marketing and Hospitality software services

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has adopted its fiscal year-end to be June 30.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and its VIEs in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

The Company derives its revenue from provision of digital marketing and hospitality software services based upon the customer’s specifications. The services are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue when services are performed and accepted by the customers.

Cost of revenue

Cost of revenue includes the acquired cost of website hosting and related services.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Furniture and Fittings	10 years
Office equipment	10 years
Motor vehicle	10 years
Computer	10 years

Expenditures for maintenance and repairs are expensed as incurred.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in China, which are amortized on a straight-line basis over a useful life of ten year.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the 6 months ended December 31, 2016.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Income tax receivables is a prepayment of corporate income tax paid by the Malaysia subsidiary company, Resilient Digital Sdn Bhd, as a compliance to Malaysia tax requirements

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations and comprehensive income.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in Malaysia maintains its books and record in its local currency, Ringgits Malaysia (“RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended	As of and for the three months ended
	December 31, 2016	December 31, 2015

Period-end RM : US$1 exchange rate	4.4824	4.2941
Period-average RM : US$1 exchange rate	4.3882	3.8961

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the 6 months ended December 31, 2016 and 2015, the Company operates in one reportable operating segment in Malaysia.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	PLANT AND EQUIPMENT

	December 31, 2016	June 30, 2016
Furniture and fittings	$613	$683
Office equipment	1,897	2,114
Motor vehicle	19,368	21,582
Computer	1,595	1,778
Total plant and equipment	$23,473	$26,157
Accumulated depreciation	(9,724)	(10,030)
Plant and equipment, net	$13,749	$16,127

Depreciation expense for the three and six months ended December 31, 2016 were $369 and $1,258, respectively.

Depreciation expense for the three and six months ended December 31, 2015 were $675 and $1,350, respectively.

5.	INTANGIBLE ASSETS

	December 31, 2016	June 30, 2016
Trademarks	$1,520	$1,520
Amortization	(228)	(152)
Intangible assets, net	$1,292	$1,368

Amortization for the three and six months ended December 31, 2016 were $38 and $76, respectively.

Amortization for the three and six months ended December 31, 2015 were $0 and $0, respectively.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	PREPAID EXPENSES

	December 31, 2016	June 30, 2016
Prepaid expenses	$52	$345
Total prepaid expenses	$52	$345

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2016	June 30, 2016
Other payables	$5,864	$16,593
Accrued audit fees	7,000	-
Total payables and accrued liabilities	$12,864	$16,593

8.	AMOUNT DUE TO A DIRECTOR

As of December 31, 2016 and June 30, 2016, a director of the Company advanced $38,960 and $77,749, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	December 31, 2016	June 30, 2016
Finance lease	$11,965	$14,815
Less: interest expense	(1,274)	(1,700)
Net present value of finance lease	$10,691	$13,115

Current portion	911	2,217
Non-current portion	9,780	10,898
Total	$10,881	$13,115

As of December 31, 2016, the maturities of the finance lease for each of the years are as follows:

2017	911
2018	1,890
2019	1,981
2020	2,072
2021	2,163
2022	1,672
Total	$10,691

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10. INCOME TAXES

For the loss months ended December 31, 2016 and December 31, 2015, the local (United States) and foreign components of (loss)/income before income taxes were comprised of the following:

	For the 6 months ended	For the 6 months ended
	December 31, 2016	December 31, 2015

Tax jurisdictions from:
- Local	$(39,705)	$-
- Foreign, representing
Anguilla	(1,100)	-
Hong Kong	(1,676)	-
Malaysia	(11,134)	2,384

(Loss)/Income before income tax	$(53,615)	$2,384

The provision for income taxes consisted of the following:

	For the 6 months ended	For the 6 months ended
	December 31, 2016	December 31, 2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

Anguilla

Under the current laws of the Anguilla, HWH Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

Hong Kong

HWH Investment Limited is subjected to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Malaysia

Resilient Digital Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income rate range from 19% to 24% on its assessable income.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the 3 months ended December 31, 2016 and December 31, 2015, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$3,337	3,845	100%	80%	$18,405	5,240
Customer B	-	925	-	20%	-	5,367
	$3,337	4,770	100%	100%	$18,405	10,607

For the 6 months ended December 31, 2016 and December 31, 2015, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$6,836	8,424	100%	37%	$18,405	5,240
Customer B	-	14,310	-	63%	-	5,367
	$6,836	22,734	100%	100%	$18,405	10,607

(b) Major vendors

For the three months ended December 31, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$1,838	-	41%	-	$-	-
	$1,838	-	41%	-	$-	-

For the 6 months ended December 31, 2016 and December 31, 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2016	2015	2016	2015	2016	2015
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$3,461	-	50%	-	$-	-
Vendor B		2,360	-	32%	-	-
	$3,461	2,360	50%	32%	$-	-

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2016 and 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All vendors are located in Malaysia.

(c) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RM converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through December 16, 2016, the date the in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date the Company issued the unaudited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.8, dated January 17, 2017, for the year ended June 30, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.8, dated January 17, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

HWH International Corp, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on November 20, 2015. HWH International Corp owns 100% of HWH Limited that owns 100% of HWH Investment Limited, a Hong Kong Company, which owns 100% of Resilient Digital Sdn Bhd, the operating Malaysia Company of which is described below.

Our Company is an online marketing agency specializing in providing efficient and effective online marketing services which range from our online booking engine to new media marketing. Our mission is to drive our clients’ online brand presence to meet their diverse and developing target market expectations. We seek to achieve this by utilizing several distinct methods, which shall be described in greater detail below, in order to assist our client’s hotels achieve a highly effective distribution channel to increase their online bookings.

At this time, we operate exclusively online through our website: http://www.hwhic.com/ and http://www.resilientdigital.com/.

Our company continuously strives to innovate and improve our services through educating our staff and ongoing research as well as market feedback. We plan to penetrate to South East Asia and China markets within this two years by setting up offices in the selected location and recruiting marketing and operation staff to support the business operation. We foresee to spend a substantial amount of capital in marketing via social media (e.g: Facebook and LinkedIn) in this two years to increase our market presence. We expect our high business growth in the two years through implementing our marketing strategy planned. We believe the execution of our business and marketing strategy will build a strong brand image and market presence in the market.

Currently, our service covers Complete All-In-One marketing solution, FlexSee online booking engine, Property management system and Conversion optimization. We will further develop our Property management system and FlexSee online booking engine to meet the satisfaction. At HWH International Corp, we are determined to bring new and innovative services to markets that we have not yet explored.

Our plan at the moment mainly focuses within Asia, however we already have to expand to the global market. To implement this strategy, we will need to form partnership with local companies in various countries that share the same vision to become a dominant player in the global market. We strongly believe by becoming a strong competitor, we need to collaborate with strategic partner to grow our business at a greater pace.

Results of Operation

For the Three and Six Months Ended December 31, 2016 and December 31, 2015.

For the three and six months ended December 31, 2016, we realized revenue in the amount of $3,337 and $6,836 respectively, while for the three and six months ended December 31, 2015 we realized revenues in the amount of $1,917 and 19,881 respectively. Our gross loss for the three and six months ended December 31, 2016 were $1,056 and $108 respectively, whereby for the three and six months ended December 31, 2015 we realized gross profit $1,634 and $12,581 respectively. We attribute the decrease in revenue is due to loss of customers and decrease of gross profit is due to higher direct cost in 2016. We believe that in order to breakeven and increase profit, we need to maintain control our direct cost and increase more customers in the future by increasing our marketing efforts as well as developing new services.

3

Our net loss for the three and six months ended December 31, 2016 were $51,722 and $53,615 respectively, while for the three and nine months ended December 31, 2015 were net loss of $703 and net profit $6,212 respectively. We attribute this decrease due to additional cost incurred to increase of administrative expense and cost for business expansion.

The increases in general and administrative expenses are result of advertising & promotion, cost on new company formation, listing cost on the OTC market and compliance costs as a public company.

For the six months ended December 31, 2016 our assets total $178,154 due to a decrease in cash and cash equivalents. The decrease is due to repayment of amount due to director and payment of professional fee to consultant.

Liquidity and Capital Resources

For the six months ended December 31, 2016, we had cash and cash equivalents of $123,726. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the six months ended December 31, 2016 we have meet these requirements primarily by issuance of shares. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended December 31, 2016, net cash used in operating activities was $55,439, compared to net cash used of $9,077 in the prior year. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC.

Investing Activities

We have no investing activities to date.

Financing Activities

For the six months ended December 31, 2016, net cash used by financing activities was $41,471. A substantial amount is from repayment to directors.

Capital Expenditures

We have no capital expenditures to date.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement for the purchase of motor vehicle.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements..

4

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *
32.1	Section 1350 Certification of principal executive officer *
32.2	Section 1350 Certification of principal financial officer *

*Filed herewith

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH International Corp
(Name of Registrant)

Date: February 17, 2017

	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: February 17, 2017

	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)

Date: February 17, 2017

	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

7