Form 10-Q
period 2017-03-31
HWH International Corp
filed 2017-05-11
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, $.0001 par value	451,375,000

2

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and June 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	June 30, 2016
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Accounts receivables	$46,512	$35,045
Prepayment, deposits and other receivables	243	345
Prepaid income tax	1,676	3,190
Cash and cash equivalents	121,716	223,220
Total Current Assets	170,147	261,800

NON-CURRENT ASSETS
Plant and equipment, net	13,583	16,127
Intangible assets, net	1,292	1,368
Total Non-Current Assets	14,875	17,495

TOTAL ASSETS	$185,022	$279,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$11,850	$16,593
Current portion of obligation under finance lease	609	2,217
Amount due to a director	39,531	77,749
Total Current Liabilities	51,990	96,559

NON- CURRENT LIABILITIES
Obligation under finance lease	9,780	10,898
Total Non-Current Liabilities	9,780	10,898

TOTAL LIABILITIES	$61,770	$107,457

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,375,000 and 451,335,000 shares issued and outstanding respectively	45,138	45,134
Additional paid in capital	215,922	203,926
Other comprehensive income/(loss)	3,969	347
Accumulated incomes/(losses)	(141,777)	(77,569)
TOTAL STOCKHOLDERS’ EQUITY	$123,252	$171,838

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,022	$279,295

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
REVENUE	$3,736	$5,495	$10,572	$25,764

COST OF REVENUE	(3,260)	(2,736)	(10,204)	(10,179)

GROSS PROFIT	476	2,759	368	15,585

OTHER INCOME	-	-	238	419

GENERAL AND ADMINISTRATIVE EXPENSES	(13,011)	(31,568)	(64,481)	(38,318)

INCOME/(LOSS) FROM OPERATIONS	(12,535)	(28,809)	(63,875)	(22,314)

INTEREST EXPENSE	(207)	(121)	(333)	(283)

INCOME/(LOSS) BEFORE INCOME TAX	(12,742)	(28,930)	(64,208)	(22,597)

INCOME TAX PROVISION	-	-	-	-

NET INCOME/ (LOSS)	$(12,742)	$(28,930)	$(64,208)	(22,597)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	1,333	-	(3,622)	-

Comprehensive income/(loss)	(11,409)	(28,930)	(67,830)	(22,597)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	451,339,444	-	451,336,606	-

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
(Net Loss)/Net income	$(64,208)	$(22,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,620	2,674
Interest expense	333	283
Changes in operating assets and liabilities:
Accounts receivable	(11,467)	(15,744)
Prepayment, deposits and other receivables	102	(353)
Other payables and accrued liabilities	(4,743)	(2,162)
Cash used in operating activities	(77,363)	(37,899)
Income taxes refunded/(paid)	1,514	(963)
Net cash used in operating activities	(75,849)	(38,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	4	-
Additional paid in capital	11,996	-
Repayment / (Advances) to directors	(38,218)	30,108
Interest paid	(333)	(283)
Payments on finance lease	(2,726)	(1,183)
Net cash (used in) / provided by financing activities	(29,277)	28,642

Effect of exchange rate changes on cash and cash equivalent	(3,622)	(698)

Net decrease in cash and cash equivalents	(101,504)	(9,521)
Cash and cash equivalents, beginning of period	223,220	13,280
CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,716	$3,759
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes refunded/(paid)	$1,514	$(963)
Interest paid	$(333)	$(283)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

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

In the opinion of management, the consolidated balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the year ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

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

The Company, through its subsidiaries, mainly provides digital marketing and hospitality software services.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the 9 months ended March 31, 2017.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended	As of and for the three months ended
	March 31, 2017	March 31, 2016

Period-end RM : US$1 exchange rate	4.4175	3.9339
Period-average RM : US$1 exchange rate	4.1757	3.8215

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the 9 months ended March 31, 2017 and 2016, the Company operates in one reportable operating segment in Malaysia.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

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

4. PLANT AND EQUIPMENT

	March 31, 2017	June 30, 2016
Furniture and fittings	$613	$683
Office equipment	1,897	2,114
Motor vehicle	19,368	21,582
Computer	1,595	1,778
Total plant and equipment	$23,473	$26,157
Accumulated depreciation	(9,890)	(10,030)
Plant and equipment, net	$13,583	$16,127

Depreciation expense for the three and nine months ended March 31, 2017 were $349 and $1,095 respectively.

Depreciation expense for the three and nine months ended March 31, 2016 were $818 and $2,083 respectively.

5. INTANGIBLE ASSETS

	March 31, 2017	June 30, 2016
Trademarks	$1,520	$1,520
Amortization	(266)	(152)
Intangible assets, net	$1,254	$1,368

Amortization for the three and nine months ended March 31, 2017 were $38 and $114, respectively.

Amortization for the three and nine months ended March 31, 2016 were $0 and $0, respectively.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. PREPAID EXPENSES

	March 31, 2017	June 30, 2016
Prepaid expenses	$243	$345
Total prepaid expenses	$243	$345

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31, 2017	June 30, 2016
Other payables	$1,148	$7,593
Accrued audit fees	10,701	9,000
Total payables and accrued liabilities	$11,850	$16,593

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2017 and June 30, 2016, a director of the Company advanced $39,531 and $77,749, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

9. OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	March 31, 2017	June 30, 2016
Finance lease	$11,965	$14,815
Less: interest expense	(1,576)	(1,700)
Net present value of finance lease	$10,389	$13,115
Current portion	609	2,217
Non-current portion	9,780	10,898
Total	$10,389	$13,115

As of March 31, 2017, the maturities of the finance lease for each of the years are as follows:

2017	609
2018	1,890
2019	1,981
2020	2,072
2021	2,163
2022	1,674
Total	$10,389

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10. COMMON STOCKS

For the loss months ended March 31, 2017, the Company issued an aggregate of 40,000 shares of its common stock at $0.30 per share for aggregate gross proceeds of $12,000 from IPO subscriptions.

As of March 31, 2017 and June 30, 2016, the Company has a total of 451,375,000 and 451,335,000 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

11. INCOME TAXES

For the loss months ended March 31, 2017 and March 31, 2016, the local (United States) and foreign components of (loss)/income before income taxes were comprised of the following:

	For the 9 months ended	For the 9 months ended
	March 31, 2017	March 31, 2016

Tax jurisdictions from:
- Local	$(45,676)	$-
- Foreign, representing
Anguilla	(1,100)	-
Hong Kong	(1,676)	-
Malaysia	(15,756)	(22,597)

(Loss)/Income before income tax	$(64,208)	$(22,597)

The provision for income taxes consisted of the following:

	For the 9 months ended	For the 9 months ended
	March 31, 2017	March 31, 2016
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the 3 months ended March 31, 2017 and March 31, 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$3,592	5,495	100%	100%	$22,071	9,532
Customer B	-	-	-	-	-	-
	$3,337	4,770	100%	100%	$22,071	9,532

For the 9 months ended March 31, 2017 and March 31, 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$10,572	14,288	100%	55%	$22,071	9,532
Customer B	-	11,476	-	45%	-	-
	$10,572	25,764	100%	100%	$22,071	9,532

b) Major vendors

For the 3 months ended March 31, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$1,915	-	59%	-	-	-
Vendor B	-	1,359	-	51%	$-	-
	$1,915	1,359	59%	51%	$-	-

For the 9 months ended March 31, 2017 and March 31, 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$5,377	-	61%	-	$-	-
Vendor B		1,227	-	16%	-	-
	$5,377	1,227	61%	16%	$-	-

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017 and 2016

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

13. SUBSEQUENT EVENTS

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

Results of Operation

For the Three and Nine Months Ended March 31, 2017 and March 31, 2016.

For the three and nine months ended March 31, 2017, we realized revenue in the amount of $3,736 and $10,572 respectively, while for the three and nine months ended March 31, 2016 we realized revenues in the amount of $5,495 and $25,764 respectively. Our gross profit for the three and nine months ended March 31, 2017 were $476 and $368 respectively, whereby for the three and nine months ended March 31, 2016 we realized gross profit $2,759 and $15,585 respectively. We attribute the decrease in revenue is due to loss of customers and decrease of gross profit is due to higher direct cost in 2017. We believe that in order to breakeven and increase profit, we need to maintain control our direct cost and increase more customers in the future by increasing our marketing efforts as well as developing new services.

3

Our net loss for the three and nine months ended March 31, 2017 were $12,742 and $64,208 respectively, while for the three and nine months ended March 31, 2016 were net loss of $28,930 and $22,597 respectively. We attribute this decrease due to additional cost incurred to increase of administrative expense and cost for business expansion.

The increases in general and administrative expenses are result of advertising & promotion, cost of R&D, listing cost on the OTC market and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended March 31, 2017, we had cash and cash equivalents of $121,716. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the nine months ended March 31, 2017 we have meet these requirements primarily by issuance of shares. The Company also initiated for IPOs subscriptions to make capital expansion in order to meet future prospect resources and in a meanwhile existing capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended March 31, 2017, net cash used in operating activities was $75,849, compared to net cash used of $38,862 in the prior year. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC market.

Investing Activities

We have no investing activities to date.

Financing Activities

For the nine months ended March 31, 2017, net cash used by financing activities was $29,277. A substantial amount is from repayment to directors.

Capital Expenditures

We have no capital expenditures to date.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement for the purchase of motor vehicle.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

4

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HWH International Corp
(Name of Registrant)

Date: May 11, 2017

	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: May 11, 2017

	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)

Date: May 11, 2017

	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

7