Form 10-K
period 2017-06-30
HWH International Corp
filed 2017-09-28
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-214139

HWH INTERNATIONAL CORP.

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

(603) 5634-2383

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 28, 2017
Common Stock, $.0001 par value	451,375,000

HWH International Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “HWH” are references to HWH International Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Business Overview

HWH International Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on November 20, 2015.

The principal activity of the Company and its subsidiaries is to provide online marketing services to customers in the hospitality industry.

HWH International Corp operates entirely through its wholly owned subsidiary, HWH Limited, a Company organized under the laws of Anguilla. HWH Limited, incorporated in Anguilla, is an investment holding company with 100% equity interest in HWH Investment Limited, a company incorporated in Hong Kong, which subsequently holds 100% equity interest in Resilient Digital Sdn Bhd, the operating company incorporated in Malaysia. All of the entities share the same exact business plan.

HWH is an online marketing agency company, specialized in providing efficient and effective online marketing services which range from our online booking engine to new media marketing. Aside from building a strong and successful online brand presence for our clients, the Company also provides an all-around solution to build a new website, maintain it and implement its proprietary features.

Our all-round solution includes an array of management, support, marketing, and development, so our clients feel assured that our comprehensive services will help them achieve their desired results. This includes helping our clients in website design and development by providing a professional, personal and informative website tailor made per their unique and varied specifications and needs. Secondly, our local SEO (Search Engine Optimization) marketing put our clients’ hotel websites on the search engine map using high-quality on-page content to off-page local business SEO strategies and optimize all the key aspects of the website. This includes off-page marketing efforts to optimize the client’s website and all its targeted pages. Additionally, our team of Pay-per-click (PPC) campaign management experts ensure that our clients’ hotel sites achieve as much visibility as possible by using the necessary keywords.

As for the marketing strategies, we constantly keep the public informed about our client’s latest announcements regarding events, festivals and promotions through our client’s social media page. In addition, we also communicate with Online Travel Agency (OTA) to ensure a smooth operation. Online Reputation Management System and Customer Support System have been installed for our client to assist with managing their hotel’s reputation and improving their customer support efficiency.

Example of services provided by our Company

I. Web Design & Development

Our Company goes above and beyond to ensure that our clients’ site is aesthetically pleasing to the eye. First impressions are imperative, and as such our team of designers will provide our clients with a site that is professional, personal and informative. We customize every website for every client in order to ensure that their hotel’s needs are addressed on a case by case basis. We also take into account our client’s budget and may suggest additional features which may be appropriate for some clients. This could include, but is not limited to, custom web design, custom interface design and customized template designs. We will also monitor the click patterns of users who visit the clients’ site to identify what draws a user to click and what does not. With this data in hand we strive to ensure that any changes made to the clients’ site are conducted in the interest of improving their site based upon reliable data. Through our customized offerings and proven methods we aim to give each of our clients a user-friendly experience while working on their site, and ultimately assist each client in increasing profitability for their own business.

II. Search Engine Optimization (SEO)

Our Organic SEO provides an in-depth assessment of what each of our clients’ websites need and, based upon our individual research in each and every case, we believe should have. This will help determine and efficiently rank our clients’ website when individuals using search programs look up certain key words that pertain directly to each clients’ hotel and business. As internet usage has increased on a global scale over the years, a company’s website is now often is the primary and first experience a user will have with a company. First impressions, whether in business or anywhere else, are of the utmost importance, and with our assistance we hope to make the first impression a viewer has with our clients’ website a positive and memorable one. This includes off-page marketing efforts to optimize every client’s website and all its targeted pages.

We also advise our clients and help them to understand the importance of achieving the most noticeable listing possible in the search results pages. Due to the dynamic information provided by optimized listings, the site will almost invariably receive more clicks at an exponential rate. We will provide up-to-date traffic information and search results rankings as part of our all-encompassing PDF reports to help our clients see how their website has been performing.

Visibility is paramount to a hotel, not only in the physical sense but also in the digital sense. The digital landscape is becoming increasingly important to businesses and this is particularly true for hotels. Local SEO Marketing can put a hotel’s site higher on the search engine map, making it easier for customers in their area to find their hotel, by using high-quality on-page content to off-page local business SEO strategies.

III. Search Engine Marketing (SEM)

Our SEM package includes assisting our clients to set up a Google AdWords account on behalf of their hotel for an array of paid marketing campaigns designed to improve their site’s performance. Initial keyword research and budget analysis will be provided by our team to carefully maximize exposure and boost conversions. Also, our team of Pay-per-click (PPC) campaign management experts will make certain our clients’ hotel sites achieve as much visibility as possible by using the necessary keywords while also ensuring that expenses are kept at a reasonable cost. Using the latest technology and tools in the market we will help to closely monitor and analyze relevant data to determine trends and patterns, report on conversions and monitor our clients’ campaign performance in general to help further modify and improve upon their current PPC marketing strategy. At the end of the period we will furnish clients with comprehensive monthly reports so that they are well aware of their PPC campaigns performance.

IV. Social Media Marketing

Social Media has grown rapidly in popularity, but while Social Media tools are easily accessed and abundant, proper planning is still required. Our social media marketing program includes creating and maintaining our client hotel’s social media page but also ensuring that it remains as rewarding and informative to the client’s core target market with individualized announcements regarding events, festivals, promotions, etc. Various media like Twitter and Facebook can enhance marketing efforts by acting as a central marketing hub. Consistency is key and the same applies when we manage our clients’ social media accounts with campaigns, information and design reflecting their brand personality and current campaign messages.

V. Email Marketing

Email marketing is an integral part of any internet marketing plan and is one of the most cost-efficient methods of building a lasting relationship with guests and users. The marketing content of a hotel’s email marketing content will seek to engage guests with informative material catered specifically to interest and entice the viewer into looking into the hotel more thoroughly. It is also a great way to create back-and-forth communication between guests and our clients’ hotels. Our email marketing involves utilizing the expertise of designers, professional copywriters, email marketing experts and personal customer service representatives who will perform email blasts, create newsletters and market promotions.

VI. Online Travel Agency (OTA) management

Communication and management of the brand’s account will be handled solely by our professionals giving clients a hassle-free platform to market their services. We will centralize all travel agencies and manage the OTA portals for our clients.

VII. Online Reputation Management

We provide an effective and professional Online Reputation Management system for our clients. Our service includes building our clients’ reputation by acting as a public relations agent to ensure our clients’ brands are being treated with respect and to curve negative comments toward a more positive outlook in the online community. Negative business reviews cause detrimental effects to a company’s reputation, therefore we monitor and change Google search results through positive public relations.

VIII. Customer Support Marketing

A hotel with a strong Customer Support System can be the difference in not only the conversion of sales but also the retention of guests. Our customer support system is designed to help clients improve their customer support efficiency by providing hotel staff with the tools they need to deliver fast, effective and measurable support. Our service includes managing, organizing, streamlining our clients’ customer service and drastically improving the customer’s experience.

IX. Data Analytics Reporting

We will furnish our clients with monthly reports on the performance of their website with information ranging from traffic data to keyword searches and heat map tracking statistics. The results of a clients’ site will be measured not only by rankings but also traffic and conversions. Reports include: Monthly Website Traffic Reporting, Website Traffic Location Reporting, Website Heat Map Reporting (Eye-Tracking) and Key Phrases Searches Reporting.

X. Hotel Keyword Analysis

Our keyword research is tailored to the specific details of our clients’ hotel property, such as the brand, location, nearby attractions and events. We provide comprehensive analysis to our clients with information such as Hotel Keyword Analysis, Hotel Video Keyword Analysis, Competitor Keyword Analysis and Competitor Video Keyword Analysis.

In addition to our complete All-In-One Solutions, we offer IT solutions such as FlexSee Online Booking Engine, Property Management System (PMS) and Conversion Optimization.

FlexSee Online Booking Engine

FlexSee Booking is an IT solution small hotel owners may use to strengthen their interaction and connection with other small hotel owners. FlexSee enables small hotel owners to leverage innovation and technology to grow their hotels and compete effectively with the large hotel chains. FlexSee offers users the ability to engage in an integrated user experience, enjoy cross border promotion across our add-on marketplace, and create stronger synergy between hotels and retailers.

Property Management System

Our professional hotel Property Management System (PMS) provides memorable guest service and increases the efficiency of management’s operations. Features includes Front Desk System, Housekeeping Management, Stock Inventory System, Staff Management System, Smart Revenue & Property Yield Management, Multi Property Management, GDS & OTA Integration, Electronic Lock Integration and Accounting Integration.

Conversion Optimization

Our expert team will improve our clients’ online results by building and customizing a Conversion Optimization strategy per the specifications of our clients ranging from auditing user trends as they happen on our clients’ website to reviewing content to help ensure visitors to their website become guests. Our clients will get a full-service optimization solution including web analytics, design, copywriting, development and implementation.

Future Plan

As mentioned previously our future plans include expanding into the global market. In order to do so, we will need to hire more employees to support our operations in different countries. We believe that hiring 3 to 4 employees will be sufficient in order to support our operations. We also plan to allocate funds to developing new product lines for market penetration, although such development will require intensive research & development and testing for overall effectiveness so we cannot accurately gauge any concrete timeline at present. Furthermore, we plan to use some of the funds generated to further develop our Property Management System and FlexSee Online Booking Engine. At this time we have yet to identify the exact costs of development, or the costs to launch our new products into the marketplace. We may also evaluate potential acquisitions in the future which we feel have some synergy with our current operations.

Competition

Our industry is highly competitive. We compete with local and international online marketing agencies that offer similar services. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our current staff as well as offering exemplary our customer service.

Customers

For the year ended June 30, 2017 the Company has generated $19,972 revenue from clients under the ordinary course of business of HWH. The revenue mainly represented digital marketing and hospitality software services.

Employees

As of June 30, 2017 we have 2 full-time employees and 2 part-time employees. Currently, our part-time employees have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers and/or Directors and our employees. We intend to hire more staff to assist in the development and execution of our business operations.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Suite 19, 8th Floor, Wisma Zelan, Jalan Tasik Permaisuri 2, Bandar Tun Razak 56100, Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2017, we had 451,375,000 shares of our Common Stock par value, $.0001 issued and outstanding. There were 39 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598, telephone number is 212-828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities took place during the fiscal year ended June 30, 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

HWH International Corp is a company that operates entirely through its wholly owned subsidiary, HWH Limited, a Company organized under the laws of Anguilla. HWH Limited, incorporated in Anguilla, is an investment holding company with 100% equity interest in HWH Investment Limited, a company incorporated in Hong Kong, which subsequently holds 100% equity interest in Resilient Digital Sdn Bhd, the operating company incorporated in Malaysia.

HWH is an online marketing agency company, specialized in providing efficient and effective online marketing services which range from our online booking engine to new media marketing. Aside from building a strong and successful online brand presence for our clients, the Company also provides an all-around solution to build a new website, maintain it and implement its proprietary features.

Our all-round solution includes an array of management, support, marketing, and development, so our clients feel assured that our comprehensive services will help them achieve their desired results. This includes helping our clients in website design and development by providing a professional, personal and informative website tailor made per their unique and varied specifications and needs. Secondly, our local SEO (Search Engine Optimization) marketing put our clients’ hotel websites on the search engine map using high-quality on-page content to off-page local business SEO strategies and optimize all the key aspects of the website. This includes off-page marketing efforts to optimize the client’s website and all its targeted pages. Additionally, our team of Pay-per-click (PPC) campaign management experts ensure that our clients’ hotel sites achieve as much visibility as possible by using the necessary keywords. Going forward, HWH plans to expand their businesses into the global market in order to support our operations in different countries.

As of June 30, 2017 and 2016, our accumulated losses were $190,643 and $77,569 respectively. Our stockholders’ equity were $74,689 and $171,838 respectively. We have so far generated $19,972 in revenue. Our losses were principally attributed to operating expenses, specifically the administrative expenses.

Results of Operations

For the year ended June 30, 2017 compared with the year ended June 30, 2016.

Revenues

The Company generated revenue of $19,972 for the year ended June 30, 2017 as compared to revenue of $27,585 for the year ended June 30, 2016. The revenue mainly represented the digital marketing and hospitality software services.

Cost of Sales

Cost of sales for the year ended June 30, 2017 amounted to $14,682 as compared to $13,993 for the year ended June 30, 2016. The cost mainly consists of website hosting and related services.

Operating Expenses

General and administrative expenses for the year ended June 30, 2017 amounted to $118,085 as compared to $77,159 for the year ended June 30, 2016. The expenses for the year ended June 30, 2017 were primarily consisted of professional service fees, license fees and audit fees and an impairment loss of a trade receivable.

Net Loss

The net loss for the year was $113,074 for the year ended June 30, 2017 as compared to $63,367 for the year ended June 30, 2016. The net loss mainly derived from the general and administrative expenses incurred. Furthermore, the reason for the loss was due to minimal revenue being generated for the year of 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital surplus of $61,704 consisting of cash on hand of $88,119 as compared to working capital of $165,241 and our cash of $223,220 as of June 30, 2016.

Net cash used in operating activities for the year ended June 30, 2017 was $107,726 as compared to net cash used in operating activities of $109,850 for the year ended June 30, 2016. The cash used in operating activities primarily reflects the significant general and administrative expenses.

Net cash used in investing activities for the year ended June 30, 2017 was $7,772 as compared to net cash used in investing activities of $1,520 for the year ended June 30, 2016. The net cash used in investing activities was for the investment in investee company, purchase of equipment and trademark.

Net cash used in financing activities for the year ended June 30, 2017 was $23,528 as compared to net cash provided by financing activities of $319,859 for the year ended June 30, 2016. The net cash used in financing activities for the year ended June 30, 2017 were mainly due to repayment to director. The net cash provided by financing activities for the year ended June 30, 2016 were mainly attributed from proceeds from issuance of shares and advances from the director.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Furniture and Fittings	10 years
Office equipment	10 years
Motor vehicle	10 years
Computer	10 years

Expenditures for maintenance and repairs are expensed as incurred.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represent the registration costs of trademarks in China, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended June 30, 2017.

Investment in Investee Company

Investee company that is not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s consolidated balance sheets and statements of operations and comprehensive income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in loss of investee company” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals or exceeds the amount of its share of losses not previously recognized.

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

The Company conducts major businesses in Malaysia and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Income tax receivable is a prepayment of corporate income tax paid by the Malaysia subsidiary company, Resilient Digital Sdn Bhd, as a compliance to Malaysia tax requirements.

Net income/(loss) per share

The Company calculates net income/ (loss) per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Malaysia and Hong Kong maintain their books and records in their respective local currency, Ringgit Malaysia (“RM”) and Hong Kong Dollars (“HKD$”), which is the respective functional currency as being the primary currency of the economic environment in which each subsidiary operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

Translation of amounts from RM into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the years ended June 30,
	2017	2016

Period-end RM : US$1 exchange rate	4.29	4.02
Period-average RM : US$1 exchange rate	4.16	4.14
Period-end HKD$ : US$1 exchange rate	7.80	7.76
Period-average HKD$ : US$1 exchange rate	7.78	7.76

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2017.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.
2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.
3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Ho Sit Chye	50	President, Chief Executive Officer, Secretary, Treasurer, Director
Mustafa Ali Merchant	33	Chief Financial Officer
Ong Ann Tin	50	Chief Operating Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ho Sit Chye - President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Ho has been engaged in the real estate and hospitality industry for over 20 years. From 1998 onwards he has been involved in the real estate industry via diversified real estate investments. In 2007 he joined Apple Hotel Group as the Managing Director and was appointed as Chief Executive Officer in 2015, a position he holds to this day. His responsibilities primarily focus on building the right business partnerships globally and include making the final decisions regarding asset investments, capital markets involvement, global franchise growth, and strengthening partnerships with operating hotels. Mr. Ho is also the Managing Director of Grad Suites Sdn Bhd, where his responsibility is to oversee their hostel development and property development portfolio in the Asia region. Mr. Ho was appointed by the Malaysia Budget Hotel Association (Mybha) as Chairman in 2015. He oversees and advises Mybha on the development of hotel conferences, hotel awards and the hospitality expo. In July 2012, Ho was awarded the Malaysia Social Media Icon Award 2012 in e-Commerce category for his contribution to social media networks market.

Mr. Ho’s experience in corporate management and business development has led the Board of Directors to reach the conclusion that he should serve as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company. Since April 2016, Mr. Ho has been serving in HWH International Corp. as the Chief Executive Officer, President, Secretary, Tresurer and as a member of the Board of Directors.

Mustafa Ali Merchant- Chief Financial Officer

Mr. Mustafa completed his Bachelors in Commerce from Karachi University in 2005. In 2014, he obtained a Masters in Finance from IQRA University.

Mr. Mustafa worked as Assistant Chief Accountant in Habib Adm Ltd from 2003 to 2006. He was responsible for maintaining records of invoices, payments and transactions, preparing accounts payable, invoices and purchase orders, petty cash and payroll. From 2006 to 2014, Mr. Mustafa was the Assistant Accountant cum Finance Officer of North Star Holdings. He was in charge of preparing financial forecasts and financial data to evaluate financial forecasts as well as preparing financial statements and reporting to top management. From 2014 to present, Mr Mustafa has held the position of senior accountant at Grand Suites Sdn Bhd. His responsibilities include the preparation of the company’s financial projections and financial statements. Mr. Mustafa’s experience in accounting and finance has led the Board of Directors to reach the conclusion that he should serve as Chief Financial Officer of the Company. Since December 13 2016, Mr. Mustafa has been serving in HWH International Corp. as the Chief Financial Officer.

Ong Ann Tin – Chief Operating Officer

Mr. Ong graduated from Southern New Hampshire University in the United States with a Bachelor’s of Science in Hospitality Management. From 2003 to 2004, Mr. Ong worked as the General Manager of Impiana All Suites and Spa Malaysia where he managed periodic budgets and financial plans. In his position as General Manager, he was responsible for coordination with head offices on policies and KPI performance, and planned and organized sales-driven catering and accommodation services. From 2005 onwards, he has acted as the Managing Director of Smart Hotels Group where he is in charge of overall business operations, internet marketing, and productivity for the entire organization. Furthermore, Mr. Ong was a Council Member of the Kuala Lumpur City Council Tourism Board from 2010 to 2012. From 2006 onwards, he has acted as the Executive Council Member of Malaysia Budget Hotel Association (MyBHA). Mr. Ong’s experience in operations and marketing has led the Board of Directors to reach the conclusion that he should serve as the Chief Operating Officer of the Company. Since April 2016, Mr. Ong has been serving in HWH International Corp. as the Chief Operating Officer.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

1.	An understanding of generally accepted accounting principles and financial statements;
2.	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;
3.	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;
4.	Experience with internal controls and procedures for financial reporting; and
5.	An understanding of audit committee functions.

Currently, our Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our Company’s board of directors the engagement of an independent registered public accounting firm to audit our Company’s financial statements and to review our Company’s accounting and auditing principles.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period June 30, 2017, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ho Sit Chye, Chief Executive Officer, President, Secretary, Treasurer and Director (1)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Ong Ann Tin, Chief Operating Officer (2)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Mustafa Ali Merchant, Chief Financial Officer (3)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

Ng Chei How, Former Chief Financial Officer (4)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

(1)	On November 20, 2015 Mr. Ho Sit Chye was appointed President, Secretary, Treasurer and a member of our Board of Directors. Subsequently on April 6, 2016 Ho Sit Chye was appointed as Chief Executive Officer.
(2)	On April 6, 2016 Mr. Ong Ann Tin was appointed as Chief Operating Officer
(3)	On December 13, 2016 Mr. Mustafa Ali Merchant was appointed as Chief Financial Officer.
(4)	On December 13, 2016 Mr. Ng Chei How resigned from the position of Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2017.

Compensation of Directors
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ho Sit Chye, Chief Executive Officer, President, Secretary, Treasurer and Director (1)	For the year ended June 30, 2017	-	-	-	-	-	-	-	-
	For the year ended June 30, 2016	-	-	-	-	-	-	-	-

(1) On November 20, 2015 Mr. Ho Sit Chye was appointed President, Secretary, Treasurer and a member of our Board of Directors. Subsequently on April 6, 2016 Mr. Ho Sit Chye was appointed as Chief Executive Officer.

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2017, the Company has 451,375,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders(1)	Amount and Nature of Shareholders Ownership(2)	Percent of Class

Common Stock	Ho Sit Chye (i), (ii), (iii) (3)	326,100,000	72.26%

Common Stock	Ong Ann Tin (i), (iii)	39,000,000	8.64%

Common Stock	Mustafa Ali Merchant (iii) (4)	900,000	0.19%

Common Stock	All of the officers and directors as a group (iv)	366,000,000	81.09%

Common Stock	Dragon Venture International Limited (i)	28,500,000	6.31%

Common Stock	HWH Talent Limited (i) (5)	50,000,000	11.08%

Common Stock	Ho Empire Limited (i) (6)	259,000,000	57.39%

Common Stock	Ng Chei How (7)	10,000,000	2.22%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (451,375,000 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 451,375,000 as of the date of this Annual Report.
(3)	Represents 17,100,000 shares held directly by Mr. Ho Sit Chye, 50,000,000 shares held by HWH Talent Limited, 259,000,000 shares held by Ho Empire Limited.
(4)	Represents 900,000 shares held by Ms. Fatima Ismat, spouse of Mr. Mustafa Ali Merchant.
(5)	HWH Talent Limited is 100% owned by Mr. Ho Sit Chye.
(6)	Ho Empire Limited is 100% owned by Mr. Ho Sit Chye.
(7)	Represents 10,000,000 shares held by Mr. Ng Chei How, he is the former Chief Financial Officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On November 20, 2015, Mr. Ho Sit Chye was appointed as President, Secretary, Treasurer and a member of our Board of Directors. Additionally, on November 20, 2015, the Company issued 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. Ho for initial working capital of $10.

On February 2, 2016, the Company issued 17,000,000, 259,000,000 and 24,000,000 shares of restricted common stock to Mr. Ho Sit Chye, Ho Empire Limited and Dragon Venture International Limited respectively, each with a par value of $0.0001 per share, for additional working capital of $30,000.

On February 16, 2016, the Company issued 50,000,000 and 4,500,000 shares of restricted common stock to HWH Talent Limited and Dragon Venture International Limited respectively, each with a par value of $0.0001 per share, for additional working capital of $5,450.

On April 1, 2016, Mr. Ho Sit Chye was appointed as Chief Executive Officer, Mr. Ng Chei How was appointed as Chief Financial Officer and Mr. Ong Ann Tin was appointed as Chief Operating Officer.

On April 6, 2016, the Company issued 10,000,000 and 39,000,000 shares of restricted common stock to Mr. Ng Chei How and Mr. Ong Ann Tin respectively, each at the price of $0.001 per share, for additional working capital of $49,000. Also, on April 6, 2016, the Company issued shares to 7 other shareholders of whom reside in Malaysia. A total of 44,600,000 shares of restricted common stock were sold at a price of $0.001 per share. The total proceeds to the Company amounted to a total of $44,600.

On December 13, 2016, Mr. Ng Chei How resigned from the position of Chief Financial Officer of the Company.

On December 13, 2016, Mr. Mustafa Ali Merchant was appointed to the position of Chief Financial Officer of the Company.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Related Party Transactions

On September 23, 2016, Mr. Ho Sit Chye, whom is our Chief Executive Officer, President, Director extended loan to our Malaysia subsidiary company, Resilient Digital Sdn Bhd for value of MYR20,000 (approximate to $4,660).

On November 4, 2016, Resilient Digital Sdn Bhd paid back loan of MYR161,938 (approximate to $37,726) to Mr. Ho Sit Chye.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our Board of Directors is currently composed of one member, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weld Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2017	For the year ended June 30, 2016

Audit fees	$8,000	$9,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$8,000	$9,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of HWH International Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

Index	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

99.1	Shareholder List*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.2 (File No. 333-214139) on January 17, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL CORP.
(Name of Registrant)

Date: September 28, 2017

	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer)

Date: September 28, 2017
	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer,
(Principal Financial Officer,
Principal Accounting Officer)

Date: September 28, 2017

	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HWH International Corp.

We have audited the accompanying consolidated balance sheets of HWH INTERNATIONAL CORP. (‘the Company’) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HWH INTERNATIONAL CORP. as of June 30, 2017 and 2016, and the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the years ended June 30, 2017 and 2016, the Company incurred net losses of $113,074 and $63,367, respectively. Future working capital requirements are dependent on the Company’s ability to achieve and maintain profitable operations. It is not possible to predict the outcome of future operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: 26 September 2017
Kuala Lumpur, Malaysia

HWH INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of June 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,119	$223,220
Prepaid expenses	182	345
Prepaid income tax	1,972	3,190
Accounts receivables	31,450	35,045
Total current assets	121,723	261,800

NON-CURRENT ASSETS
Investment in investee company	699	-
Plant and equipment, net	19,526	16,127
Intangible assets, net	999	1,368
Total non-current assets	21,224	17,495

TOTAL ASSETS	$142,947	$279,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$12,403	$16,593
Current portion of obligation under finance lease	1,974	2,217
Amounts due to a director	45,642	77,749
Total current liabilities	60,019	96,559

NON-CURRENT LIABILITIES
Obligation under finance lease	8,239	10,898
Total non-current liabilities	8,239	10,898

TOTAL LIABILITIES	$68,258	$107,457

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,375,000 and 451,335,000 shares issued and outstanding respectively	45,138	45,134
Additional paid-in capital	215,922	203,926
Other comprehensive income	4,272	347
Accumulated losses	(190,643)	(77,569)
TOTAL STOCKHOLDERS’ EQUITY	74,689	171,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,947	$279,295

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	June 30, 2017	June 30, 2016
REVENUE	$19,972	$27,585

COST OF REVENUE	(14,682)	(13,993)

GROSS PROFIT	5,290	13,592

OTHER INCOME	240	820

GENERAL AND ADMINISTRATIVE EXPENSES	(118,085)	(77,159)

LOSS FROM OPERATIONS	(112,555)	(62,747)

INTEREST EXPENSE	(519)	(620)

LOSS BEFORE INCOME TAX	(113,074)	(63,367)

INCOME TAXES PROVISION	-	-

NET LOSS	$(113,074)	$(63,367)

Other comprehensive income:
- Foreign exchange translation adjustment	3,925	161
Comprehensive loss	$(109,149)	$(63,206)

Net income/(loss) per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	451,346,178	165,689,277

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED COMPREHENSIVE INCOME	ACCUMULATED LOSSES	TOTAL EQUITY
	Number of Shares	Amount
Balance, June 30, 2015	100	$26	$-	$186	$(14,202)	$(13,990)
Elimination	(100)	(26)	-	-	-	(26)
Issuance of share capital – founder’s shares	100,000	10	-	-	-	10
Issuance of share capital - additional founders' shares	354,500,000	35,450	-	-	-	35,450
Shares issued in private placement completed on April 6, 2016 at $0.001 per share	93,600,000	9,360	84,240	-	-	93,600
Shares issued in private placement completed on May 9, 2016 at $0.01 per share	2,150,000	215	21,285	-	-	21,500
Shares issued in private placement completed on May 17, 2016 at $0.10 per share	985,000	99	98,401	-	-	98,500
Net loss	-	-	-	-	(63,367)	(63,367)
Foreign currency translation adjustment	-	-	-	161	-	161
Balance, June 30, 2016	451,335,000	45,134	203,926	347	(77,569)	171,838
Shares issued in IPO at $0.30 per share	40,000	4	11,996	-	-	12,000
Net loss	-	-	-	-	(113,074)	(113,074)
Foreign currency translation adjustment	-	-	-	3,925	-	3,925
Balance, June 30, 2017	451,375,000	$45,138	$215,922	$4,272	$(190,643)	$74,689

See accompanying notes to consolidated financial statements

HWH INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Audited)

	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,074)	$(63,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,789	3,171
Trademark written off	1,254	-
Impairment loss on trade receivable	20,542	-
Interest expense	519	620
Changes in operating assets and liabilities:
Accounts receivables	(16,947)	(10,547)
Prepaid expenses	163	(345)
Other payables and accrued liabilities	(4,190)	(38,394)
Cash (used in) operating activities	(108,944)	(108,862)
Taxation refunded	2,290	-
Taxation paid	(1,072)	(988)
Net cash (used in) operating activities	(107,726)	(109,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademark	(1,025)	(1,520)
Investment in investee company	(699)	-
Plant and Equipment	(6,048)	-
Net cash used in investing activities	(7,772)	(1,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	4	45,108
Additional paid in capital	11,996	203,926
(Repayment to) / Advances from directors	(32,107)	74,064
Interest paid	(519)	(620)
Payments on finance lease	(2,902)	(2,619)
Net cash (used in) / provided by financing activities	(23,528)	319,859

Effect of exchange rate changes on cash and cash equivalents	3,925	931

Net (decrease) / increase in cash and cash equivalents	(135,101)	209,420
Cash and cash equivalents, beginning of year	223,220	13,800
CASH AND CASH EQUIVALENTS, END OF YEAR	$88,119	$223,220

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(1,072)	$(988)
Income taxes refund	$2,290	$-
Interest paid	$(519)	$(620)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

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

We have historically conducted our business through Resilient Digital Sdn Bhd, a private limited liability company, incorporated in Malaysia. HWH Limited, incorporated in Anguilla, is an investment holding company with 100% equity interest in HWH Investment Limited, a company incorporated in Hong Kong, which subsequently hold 100% equity interest in Resilient Digital Sdn Bhd. On March 2, 2016, HWH International Corp. was organized to be the holding company parent to, and succeed to the operations of, HWH Limited. The former unit holder of HWH Limited became the unit holder of HWH International Corp. and HWH Limited became a wholly-owned subsidiary of HWH International Corp. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues and expenses of HWH Limited were carried over to and combined with HWH International Corp. at historical cost, and as if the transfer occurred at the beginning of the period. Prior periods have been retrospectively adjusted to furnish comparative information.

The Company, through its subsidiaries, mainly provide digital marketing and hospitality software services.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	HWH Limited	Anguilla, November 20, 2015	1 share of ordinary share of US$1 each	Investment holding

2.	HWH Investment Limited	Hong Kong, November 20, 2015	1 share of ordinary share of HKD$1 each	Investment holding

3.	Resilient Digital Sdn Bhd	Malaysia, September 15, 2009	100 shares of ordinary share of RM 1 each	Digital Marketing and Hospitality software services

HWH International Corp. and its subsidiaries are hereinafter referred to as the “Company”.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred accumulated losses amounting of $190,643 at June 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has adopted its fiscal year-end to be June 30.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

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

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in China, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended June 30, 2017.

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

Income tax receivable is a prepayment of corporate income tax paid by the Malaysia subsidiary company, Resilient Digital Sdn Bhd, as a compliance to Malaysia tax requirements.

Investment in Investee Company

Investee company that is not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s consolidated balance sheets and statements of operations and comprehensive income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in loss of investee company” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals or exceeds the amount of its share of losses not previously recognized.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Malaysia and Hong Kong maintain their books and records in their respective local currency, Ringgits Malaysia (“RM”) and Hong Kong Dollars (“HKD$”), which is the respective functional currency as being the primary currency of the economic environment in which each subsidiary operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

Translation of amounts from RM into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the year ended	As of and for the year ended
	June 30, 2017	June 30, 2016

Period-end RM : US$1 exchange rate	4.29	4.02
Period-average RM : US$1 exchange rate	4.16	4.14
Period-end HKD$ : US$1 exchange rate	7.80	7.76
Period-average HKD$ : US$1 exchange rate	7.78	7.76

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

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended June 30, 2017 and 2016, the Company operates in one reportable operating segment in Malaysia.

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

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2017 and June 30, 2016 are summarized below:

	2017	2016
Furniture and Fittings	$640	683
Office equipment	8,961	2,114
Motor vehicle	20,225	21,582
Computer	1,666	1,778
Total plant and equipment	31,492	26,157
Accumulated depreciation	(11,966)	(10,030)
Plant and equipment, net	$19,526	16,127

Depreciation expense for the years ended June 30, 2017 and June 30, 2016 were $2,649 and $3,019, respectively.

As of June 30, 2017 and 2016, the Company has one motor vehicle under finance lease with a carrying value of $10,619 and $13,488 respectively.

4. INTANGIBLE ASSETS

Intangible assets as of June 30, 2017 and June 30, 2016 are summarized as below:

	2017	2016
Trademark	$1,025	$1,520
Amortization	(26)	(152)
Intangible assets, net	$999	$1,368

Amortization for the years ended June 30, 2017 and June 30, 2016 were $140 and $152, respectively.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2017 and June 30, 2016:

	2017	2016
Prepaid expenses	$182	$345
Total prepaid expenses	$182	$345

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at June 30, 2017 and June 30, 2016:

	2017	2016
Other payables	$2,120	$6,915
Accrued audit fees	8,000	9,000
Accrued other expenses	2,283	678
Total other payables and accrued liabilities	$12,403	$16,593

7. AMOUNT DUE TO DIRECTOR

As of June 30, 2017 and June 30, 2016, a director of the Company advanced $45,642 and $77,749, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

8. OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	2017	2016
Finance lease	$11,303	$14,815
Less: interest expense	(1,090)	(1,700)
Net present value of finance lease	$10,213	$13,115

Current portion	$1,974	$2,217
Non-current portion	8,239	10,898
Total	$10,213	$13,115

As of June 30, 2017, the maturities of the finance lease for each of the years are as follows:

2018	1,974
2019	2,069
2020	2,164
2021	2,259
2022	1,747
Total	$10,213

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. INCOME TAX

For the years ended June 30, 2017 and June 30, 2016, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	June 30, 2017	June 30, 2016
Tax jurisdictions from:
-Local	$(56,670)	$(40,242)
-Foreign, representing
Anguilla	(1,600)	-
Hong Kong	(2,494)	(152)
Malaysia	(52,310)	(22,973)

Loss before income tax	$(113,074)	$(63,367)

The provision for income taxes consisted of the following:

	June 30, 2017	June 30, 2016
Current:
-Local	$-	$-
-Foreign, representing Malaysia	-	-
Deferred:
-Local	-	-
-Foreign, representing Malaysia	-	-

Income tax provision	$-	$-

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

Malaysia

Resilient Digital Sdn Bhd is subject to Malaysia Corporate Tax at a progressive income tax rate range from 20% to 25% on its assessable income for its tax year.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$19,835	$14,085
- Hong Kong	412	25
- Malaysia	11,992	5,796
	71,722	19,906
Less: valuation allowance	(71,722)	(19,906)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $19,906 as of June 30, 2016. During the year ended June 30, 2017, the valuation allowance increased by $51,816, primarily relating to net operating loss carryforwards from the various tax regime.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended June 30, 2017 and June 30, 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenue		Percentage of Revenue		Accounts receivable, trade

Customer A	$19,827	14,496	99%	53%	$31,450	13,052
Customer B	-	6,344	-	23%	-	-
Customer C	-	5,122	-	19%		-
	$19,827	25,962	99%	95%	$31,450	13,052

(b)	Major vendors

For the years ended June 30, 2017 and June 30, 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$6,090	3,773	41%	27%	$-	-
Vendor B	-	1,880	-	13%	-	-
Vendor C	-	1,522	-	11%	-	-
	$6,090	7,175	41%	51%	$-	-

Vendors are located in Malaysia.

(c)	Exchange rate risk

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

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INVESTMENT IN INVESTEE COMPANY

For the year ended June 30, 2017, the Company invested in Aibotec Sdn Bhd with initial investment amount of $699, approximated 30% of equity interest of Aibotec Sdn Bhd and is accounted for under the cost method of accounting. The investment is stated at cost as at June 30, 2017 and no results have been equity accounted. In view that the investee company was just incorporated in May 2017 and as at June 30, 2017, it is still dormant. Aibotec Sdn Bhd is incorporated in Malaysia with 10,000 ordinary shares authorized, issued and outstanding at a par value of RM1. Mr Ho Sit Chye and Mr Hanafiah Bin Yussof are the directors of Aibotec Sdn Bhd. Mr Ho Sit Chye is the common director of Aibotec Sdn Bhd and the Company.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

