Form 10-Q
period 2017-09-30
HWH International Corp
filed 2017-11-13
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-214139

HWH International Corp

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1796912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock, $.0001 par value	451,420,000

2

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2017	June 30, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,928	$88,119
Prepaid expenses	258	182
Prepaid income tax	2,811	1,972
Account receivables	35,535	31,450
Total Current Assets	102,532	121,723

NON-CURRENT ASSETS
Investment in investee company	710	699
Plant and equipment, net	19,054	19,526
Intangible assets, net	974	999
Total Non-Current Assets	20,738	21,224

TOTAL ASSETS	$123,270	$142,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$12,973	$12,403
Current portion of obligation under finance lease	1,653	1,974
Amount due to a director	40,243	45,642
Total Current Liabilities	54,869	60,019

NON- CURRENT LIABILITIES
Obligation under finance lease	8,239	8,239
Total Non-Current Liabilities	8,239	8,239

TOTAL LIABILITIES	$63,108	$68,258

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,420,000 and 451,375,000 shares issued and outstanding respectively	45,142	45,138
Additional paid in capital	229,418	215,922
Other comprehensive income	4,532	4,272
Accumulated (losses)	(218,930)	(190,643)
TOTAL STOCKHOLDERS’ EQUITY	$60,162	$74,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,270	$142,947

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended September 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended
	September 30, 2017	September 30, 2016
REVENUE	$3,598	$3,499

COST OF REVENUE	(5,076)	(2,551)

GROSS (LOSS) / PROFIT	(1,478)	948

OTHER INCOME	-	231

GENERAL AND ADMINISTRATIVE EXPENSES	(26,695)	(2,786)

LOSS FROM OPERATIONS	(28,173)	(1,607)

INTEREST EXPENSE	(114)	(236)

LOSS BEFORE INCOME TAX	(28,287)	(1,843)

INCOME TAX PROVISION	-	-

NET LOSS	$(28,287)	$(1,843)

Other comprehensive income:
- Foreign currency translation adjustment	260	71

Comprehensive income	260	71

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	451,375,989	451,335,000

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28,287)	$(1,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	799
Interest expense	114	236
Changes in operating assets and liabilities:
Accounts receivables	(4,085)	(2,603)
Prepaid expenses	(76)	(204)
Other payables and accrued liabilities	570	(380)
Cash used in operating activities	(31,267)	(3,587)
Income taxes (paid)	(839)	(185)
Net cash used in operating activities	(32,106)	(3,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	4	-
Additional paid in capital	13,496	-
(Advances) / Repayment to directors	(5,399)	6,004
Interest paid	(114)	(236)
Payments on finance lease	(321)	(779)
Net cash provided by financing activities	7,666	4,989

Effect of exchange rate changes on cash and cash equivalents	249	(654)

Net decrease in cash and cash equivalents	(24,191)	(1,871)
Cash and cash equivalents, beginning of period	88,119	223,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,928	$225,091
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes (paid)	$(839)	$(185)
Interest paid	$(114)	$(236)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheets as of June 30, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended June 30, 2017.

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

The Company, through its subsidiaries, mainly provides digital marketing and hospitality software services.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	HWH Limited	Anguilla, November 20, 2015	1 share of ordinary share of US$1 each	Investment holding

2.	HWH Investment Limited	Hong Kong, November 20, 2015	1 share of ordinary share of HK$1 each	Investment holding

3.	Resilient Digital Sdn Bhd	Malaysia, September 15, 2009	100 shares of ordinary share value at RM 100	Digital marketing and hospitality software services

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred accumulated losses amounting of $218,930 at September 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the 3 months ended September 30, 2017.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in Malaysia maintains its books and record in its local currency, Ringgit Malaysia (“RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended	As of and for the three months ended
	September 30, 2017	September 30, 2016

Period-end RM : US$1 exchange rate	4.22	4.11
Period-average RM : US$1 exchange rate	4.16	4.28
Period-end HKD$ : US$1 exchange rate	7.81	7.75
Period-average HKD$ : US$1 exchange rate	7.78	7.75

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable, other payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the 3 months ended September 30, 2017, the Company operates in one reportable operating segment in Malaysia.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2017 and June 30, 2017 are summarized below:

	September 30, 2017	June 30, 2017
Furniture and fittings	$651	$640
Office equipment	9,112	8,961
Motor vehicle	20,566	20,225
Computer	1,694	1,666
Total plant and equipment	$32,023	$31,492
Accumulated depreciation	(12,969)	(11,966)
Plant and equipment, net	$19,054	$19,526

Depreciation expense for the three months ended September 30, 2017 and September 30, 2016 were $472 and $394 respectively.

5.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2017 and June 30, 2017 are summarized as below:

	September 30, 2017	June 30, 2017
Trademarks	$1,025	$1,025
Amortization	(51)	(26)
Intangible assets, net	$974	$999

Amortization for the three months ended September 30, 2017 and September 30, 2016 were $25 and $38, respectively.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Prepaid expenses	$258	$182
Total prepaid expenses	$258	$182

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Other payables	$1,372	$2,120
Accrued audit fees	11,601	8,000
Accrued other expenses	-	2,283
Total payables and accrued liabilities	$12,973	$12,403

8.	AMOUNT DUE TO A DIRECTOR

As of September 30, 2017 and June 30, 2017, a director of the Company advanced $40,243 and $45,642, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	September 30, 2017	June 30, 2017
Finance lease	$10,686	$11,303
Less: interest expense	(794)	(1,090)
Net present value of finance lease	$9,892	$10,213

Current portion	1,653	1,974
Non-current portion	8,239	8,239
Total	$9,892	$10,213

As of September 30, 2017, the maturities of the finance lease for each of the years are as follows:

2018	1,653
2019	2,069
2020	2,164
2021	2,259
2022	1,747
Total	$9,892

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10. COMMON STOCKS

For the 3 months ended September 30, 2017, the Company issued an aggregate of 45,000 shares of its common stock at $0.30 per share for aggregate gross proceeds of $13,500 from IPO subscriptions.

As of September 30, 2017 and June 30, 2017, the Company has a total of 451,420,000 and 451,375,000 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

11. INCOME TAXES

For the 3 months ended September 30, 2017 and September 30, 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the 3 months ended	For the 3 months ended
	September 30, 2017	September 30, 2016

Tax jurisdictions from:
- Local	$(13,802)	$(77)
- Foreign, representing
Anguilla	-	-
Hong Kong	(25)	(38)
Malaysia	(14,460)	(1,728)

Loss before income tax	$(28,287)	$(1,843)

The provision for income taxes consisted of the following:

	For the 3 months ended	For the 3 months ended
	September 30, 2017	September 30, 2016
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Anguilla, Hong Kong and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

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

Malaysia

Resilient Digital Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income rate range from 20% to 25% on its assessable income.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the 3 months ended September 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$3,598	3,500	100%	100%	$35,535	37,648
Customer B	-	-	-	-	-	-
	$3,598	3,500	100%	100%	$35,535	37,648

b) Major vendors

For the 3 months ended September 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$-	1,623	-	64%	-	-
Vendor B	1,031	-	20%	-	$-	-
	$1,031	1,623	20%	64%	$-	-

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

13. INVESTMENT IN INVESTEE COMPANY

The Company invested in Aibotec Sdn Bhd with initial investment amount of $710, approximated 30% of equity interest of Aibotec Sdn Bhd and is accounted for under the cost method of accounting. The investment is stated at cost as at September 30, 2017 and no results have been equity accounted in view that the investee company was just incorporated in May 2017 and as at September 30, 2017, it is still dormant. Aibotec Sdn Bhd is incorporated in Malaysia with 10,000 ordinary shares authorized, issued and outstanding at a par value of RM1. Mr Ho Sit Chye and Mr Hanafiah Bin Yussof are the directors of Aibotec Sdn Bhd. Mr Ho Sit Chye is the common director of Aibotec Sdn Bhd and the Company.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2017 up through the date the Company issued the unaudited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Our Company continuously strives to innovate and improve our services through educating our staff and ongoing research as well as market feedback. We plan to penetrate to South East Asia and China markets within this two years by setting up offices in the selected location and recruiting marketing and operation staff to support the business operation. We foresee to spend a substantial amount of capital in marketing via social media (e.g: Facebook and LinkedIn) in these two years to increase our market presence. We expect our high business growth in the two years through implementing our marketing strategy planned. We believe the execution of our business and marketing strategy will build a strong brand image and market presence in the market.

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

Results of Operation

For the Three Months Ended September 30, 2017 and September 30, 2016.

For the three months ended September 30, 2017, we realized revenue in the amount of $3,598, while for the three months ended September 30, 2016 we realized revenues in the amount of $3,499. Our gross (loss) / profit for the three months ended September 30, 2017 were ($1,478), whereby for the three months ended September 30, 2016 we realized gross profit $948. We attribute the decline in revenue is due to loss of customers and decrease of gross profit is due to higher direct cost in 2017. However, we are doing R & D on our services products and we believe that sooner we will be breakeven and increase profit. Besides, we need to maintain control our direct cost and increase more customers in the future by increasing our marketing efforts as well as developing and introducing on new services.

3

Our net loss for the three months ended September 30, 2017 were $28,287, while for the three months ended September 30, 2016 were net loss of $1,843. We attribute this increase due to additional cost incurred to mainly of administrative expense and cost for business expansion.

The increases in general and administrative expenses are result of advertising & promotion, cost of R&D, listing cost on the OTC market and compliance costs as a public company.

Liquidity and Capital Resources

For the three months ended September 30, 2017, we had cash and cash equivalents of $63,928. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the three months ended September 30, 2017, we have met these requirements primarily by issuance of shares. The Company also initiated for IPOs subscriptions to make capital expansion in order to meet future prospect resources and in a meanwhile existing capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended September 30, 2017, net cash used in operating activities was $32,106, compared to net cash used of ($3,772) in the prior year. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC market.

Investing Activities

We have no investing activities to date.

Financing Activities

For the three months ended September 30, 2017, net cash provided by financing activities was $7,666.

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

Item 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HWH International Corp
(Name of Registrant)

Date: November 13, 2017

	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: November 13, 2017

	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)

Date: November 13, 2017

	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

7