Form 10-Q
period 2018-03-31
HWH International Corp
filed 2018-05-14
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

Suite 19, 8th Floor,

WismaZelan, JalanTasikPermaisuri 2,

Bandar TunRazak 56100, Kuala Lumpur, Malaysia

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $.0001 par value	451,711,093

2

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	June 30, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,399	$88,119
Prepayments, other receivables and deposits	6,829	182
Prepaid income tax	3,624	1,972
Simple Investment	9,368	-
Account receivables	46,629	31,450
Total Current Assets	139,849	121,723

NON-CURRENT ASSETS
Investment in investee company	777	699
Plant and equipment, net	24,088	19,526
Intangible assets, net	923	999
Total Non-Current Assets	25,788	21,224

TOTAL ASSETS	$165,637	$142,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$12,379	$12,403
Current portion of obligation under finance lease	2,275	1,974
Amount due to a director	34,516	45,642
Total Current Liabilities	49,170	60,019

NON- CURRENT LIABILITIES
Obligation under finance lease	7,445	8,239
Total Non-Current Liabilities	7,445	8,239

TOTAL LIABILITIES	$56,615	$68,258

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,711,093 and 451,375,000 shares issued and outstanding respectively	45,171	45,138
Additional paid in capital	316,717	215,922
Other comprehensive income	11,337	4,272
Accumulated losses	(264,203)	(190,643)
TOTAL STOCKHOLDERS’ EQUITY	$109,022	$74,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,637	$142,947

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
REVENUE	$3,681	$3,736	$10,792	$10,572

COST OF REVENUE	(3,905)	(3,260)	(13,177)	(10,204)

GROSS (LOSS) / PROFIT	(224)	476	(2,385)	368

OTHER INCOME	-	-	-	238

GENERAL AND ADMINISTRATIVE EXPENSES	(22,286)	(13,011)	(70,843)	(64,481)

LOSS FROM OPERATIONS	(22,510)	(12,535)	(73,228)	(63,875)

INTEREST EXPENSE	(112)	(207)	(332)	(333)

LOSS BEFORE INCOME TAX	(22,622)	(12,742)	(73,560)	(64,208)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(22,622)	$(12,742)	$(73,560)	(64,208)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	5,026	1,333	7,065	(3,622)

Comprehensive loss	(17,596)	(11,409)	(66,495)	(67,830)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	451,664,882	451,339,444	451,544,082	451,336,606

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(73,560)	$(64,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,920	1,209
Interest expense	332	333
Changes in operating assets and liabilities:
Accounts receivables	(15,179)	(11,467)
Prepayment, deposits and other receivables	(6,647)	102
Other payables and accrued liabilities	(24)	(4,743)
Cash used in operating activities	(92,158)	(78,774)
Income taxes (paid) / refunded	(1,652)	1,514
Net cash used in operating activities	(93,810)	(77,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(5,221)	-
Simple Investment	(9,368)	-
Net cash used in investing activities	(14,589)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	33	4
Additional paid in capital	100,795	11,996
Repayment to directors	(11,126)	(38,218)
Interest paid	(332)	(333)
Payments on finance lease	(493)	(2,726)
Net cash used by financing activities	88,877	(29,277)

Effect of exchange rate changes on cash and cash equivalent	4,802	5,033

Net decrease in cash and cash equivalents	(14,720)	(101,504)
Cash and cash equivalents, beginning of period	88,119	223,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,399	$121,716
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes (paid) / refunded	$(1,652)	$1,514
Interest paid	$(332)	$(333)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

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

In the opinion of management, the consolidated balance sheets as of June 30, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018 or for any future period.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred accumulated losses amounting of $264,203 at March 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the 9 months ended March 31, 2018.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended	As of and for the nine months ended
	March 31, 2018	March 31, 2017

Period-end RM : US$1 exchange rate	3.86	4.42
Period-average RM : US$1 exchange rate	4.07	4.18
Period-end HKD$ : US$1 exchange rate	7.85	7.77
Period-average HKD$ : US$1 exchange rate	7.82	7.76

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the 9 months ended March 31, 2018 and 2017, the Company operates in one reportable operating segment in Malaysia.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2018 and June 30, 2017 are summarized below:

	March 31, 2018	June 30, 2017
Furniture and fittings	$712	$640
Office equipment	9,964	8,961
Motor vehicle	22,490	20,225
Computer	1,852	1,666
Ai-Robots	5,221	-
Total plant and equipment	$40,239	$31,492
Accumulated depreciation	(16,151)	(11,966)
Plant and equipment, net	$24,088	$19,526

Depreciation expense for the three and nine months ended March 31, 2018 were $948 and $2,844 respectively.

Depreciation expense for the three and nine months ended March 31, 2017 were $349 and $1,095 respectively.

5.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2018 and June 30, 2017 are summarized as below:

	March 31, 2018	June 30, 2017
Trademarks	$1,025	$1,025
Amortization	(102)	(26)
Intangible assets, net	$923	$999

Amortization for the three and nine months ended March 31, 2018 were $25 and $76, respectively.

Amortization for the three and nine months ended March 31, 2017 were $38 and $114, respectively.

6.	PREPAYMENTS, OTHER RECEIVALBES AND DEPOSITS

Prepayments, other receivables and deposits consisted of the following at March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Prepaid expenses	$218	$182
Other receivables	5,687	-
Due from Investee company	924	-
Total prepaid expenses	$6,829	$182

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Other payables	$1,578	$2,120
Accrued audit fees	10,801	8,000
Accrued other expenses	-	2,283
Total payables and accrued liabilities	$12,379	$12,403

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

8.	AMOUNT DUE TO A DIRECTOR

As of March 31, 2018and June 30, 2017, a director of the Company advanced $34,516 and $45,642, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	March 31, 2018	June 30, 2017
Finance lease	$10,583	$11,303
Less: interest expense	(863)	(1,090)
Net present value of finance lease	$9,720	$10,213

Current portion	2,275	1,974
Non-current portion	7,445	8,239
Total	$9,720	$10,213

As of March 31, 2018, the maturities of the finance lease for each of the years are as follows:

2019	2,275
2020	2,380
2021	2,486
2022	2,579
Total	$9,720

10. COMMON STOCKS

For the 9 months ended March 31, 2018, the Company issued an aggregate of 336,093 shares of its common stock at $0.30 per share foraggregate gross proceeds of $100,828 from IPO subscriptions.

As of March 31, 2018 and June 30, 2017, the Company has a total of 451,711,093 and 451,375,000 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

11. INCOME TAXES

For the 9 months ended March 31, 2018 and March 31, 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the 9 months ended	For the 9 months ended
	March 31, 2018	March 31, 2017

Tax jurisdictions from:
- Local	$(44,695)	$(45,676)
- Foreign, representing
Anguilla	(1,600)	(1,100)
Hong Kong	(1,177)	(1,676)
Malaysia	(26,088)	(15,756)

Loss before income tax	$(73,560)	$(64,208)

The provision for income taxes consisted of the following:

	For the 9 months ended	For the 9 months ended
	March 31, 2018	March 31, 2017
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the 3 months ended March 31, 2018 and March 31, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$3,681	3,736	100%	100%	$46,629	22,071

	$3,681	3,736	100%	100%	$46,629	22,071

For the 9 months ended March 31, 2018 and March 31, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$10,792	10,572	100%	100%	$46,629	22,071

	$10,792	10,572	100%	100%	$46,629	22,071

b) Major vendors

For the 3 months ended March 31, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$-	1,915	-	59%	-	-
Vendor B	2,870	-	73%	-	$-	-
	$2,870	1,915	73%	59%	$-	-

For the 9 months ended March 31, 2018and March 31, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$-	5,377	-	61%	$-	-
Vendor B	5,502	-	42%	-	-	-
	$5,502	5,377	42%	61%	$-	-

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018 and 2017

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

13. INVESTMENT IN INVESTEE COMPANY

The Company invested in Aibotec Sdn Bhd with initial investment amount of $777, approximated 30% of equity interest of Aibotec Sdn Bhd and is accounted for under the cost method of accounting. The investment is stated at cost as at March 31, 2018 and no results have been equity accounted in view that the investee company was just incorporated in May 2017 and as at March 31, 2018, it is still dormant. Aibotec Sdn Bhd is incorporated in Malaysia with 10,000 ordinary shares authorized, issued and outstanding at a par value of RM1. Mr Ho Sit Chye and Mr Hanafiah Bin Yussof are the directors of Aibotec Sdn Bhd. Mr Ho Sit Chye is the common director of Aibotec Sdn Bhd and the Company.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company issued the unaudited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. Management’s Discussionand Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Post-Effective Amendment No.1, dated April 24, 2018, for the year ended June 30, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three and Nine Months Ended March 31, 2018 and March 31, 2017.

For the three and nine months ended March 31, 2018, we realized revenue in the amount of $3,681 and $10,792 respectively, while for the three and nine months ended March 31, 2017 we realized revenues in the amount of $3,736 and $10,572 respectively. Our gross loss for the three and nine months ended March 31, 2018 were $224 and $2,385 respectively, whereby for the three and nine months ended March 31, 2017 we realized gross profit $476 and $368 respectively. We attribute the increase in revenue is due to maintain of customer and increase of gross loss is due to higher direct cost in 2018. We believe that in order to breakeven and increase profit, we need to maintain control our direct cost and increase more customers in the future by increasing our marketing efforts as well as developing new services.

3

Our net loss for the three and nine months ended March 31, 2018 were $22,622 and $73,560 respectively, while for the three and nine months ended March 31, 2017 were net loss of $12,742 and $64,208 respectively. We attribute this increase of loss due to additional cost incurred to increase of administrative expense and cost for business expansion.

The increases in general and administrative expenses are result of advertising & promotion, cost of R&D, listing cost on the OTC market and compliance costs as a public company.

Liquidity and Capital Resources

For the nine months ended March 31, 2018, we had cash and cash equivalents of $73,399. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the nine months ended March 31, 2018 we have meet these requirements primarily by issuance of shares. The Company also initiated for IPOs subscriptions to make capital expansion in order to meet future prospect resources and in a meanwhile existing capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended March 31, 2018, net cash used in operating activities was $93,810, compared to net cash used of $75,849 in the prior year. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC market.

Investing Activities

For the nine months ended March 31, 2018, we have invested in 1% interest for a price of $9,368 of Well Healthcare Group Sdn Bhd and acquired new equipment for $5,221.

Financing Activities

For the nine months ended March 31, 2018, net cash provided by financing activities was $88,877, mainly from issuance of shares of $100,828.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

HWH International Corp
(Name of Registrant)

Date: May 14, 2018

	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: May 14, 2018

	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)

Date: May 14, 2018

	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

7