Form 10-K
period 2018-06-30
HWH International Corp
filed 2018-09-28
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2018
Common Stock, $.0001 par value	451,711,093

HWH International Corp.

FORM 10-K

For the Fiscal Year Ended June 30, 2018

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

Property Management System

Our professional hotel Property Management System (PMS) provides memorable guest service and increases the efficiency of management’s operations. Features, includes; Front Desk System, Housekeeping Management, Stock Inventory System, Staff Management System, Smart Revenue & Property Yield Management, Multi Property Management, GDS & OTA Integration, Electronic Lock Integration and Accounting Integration.

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

Customers

For the year ended June 30, 2018 the Company has generated $10,952 revenue from clients under the ordinary course of business of HWH. The revenue mainly represented digital marketing and hospitality software services.

Employees

As of June 30, 2018 we have 2 full-time employees and 2 part-time employees. Currently, our part-time employees have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers and/or Directors and our employees. We intend to hire more staff to assist in the development and execution of our business operations.

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

Holders

As of June 30, 2018, we had 451,711,093 shares of our Common Stock par value, $.0001 issued and outstanding. There were 55 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

No unregistered sales of equity securities took place during the fiscal year ended June 30, 2018.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2018.

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

As of June 30, 2018 and 2017, our accumulated losses were $344,263 and $190,643 respectively. Our stockholders’ equity were $25,611 and $74,689 respectively. We have so far generated $10,952 in revenue. Our losses were principally attributed to operating expenses, specifically the administrative expenses.

Results of Operations

For the year ended June 30, 2018 compared with the year ended June 30, 2017.

Revenues

The Company generated revenue of $10,952 for the year ended June 30, 2018 as compared to revenue of $19,972 for the year ended June 30, 2017. The revenue mainly represented the digital marketing and hospitality software services.

Cost of Sales

Cost of sales for the year ended June 30, 2018 amounted to $19,762 as compared to $14,682 for the year ended June 30, 2017. The cost mainly consists of website hosting and related services.

Operating Expenses

General and administrative expenses for the year ended June 30, 2018 amounted to $144,349 as compared to $118,085 for the year ended June 30, 2017. The expenses for the year ended June 30, 2018 were primarily consisted of professional service fees, license fees and audit fees and an impairment loss of a trade receivable.

Net Loss

The net loss for the year was $153,620 for the year ended June 30, 2018 as compared to $113,074 for the year ended June 30, 2017. The net loss mainly derived from the general and administrative expenses incurred. Furthermore, the reason for the loss was due to minimal revenue being generated for the year of 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital deficit of $4,803 consisting of cash on hand of $30,981 as compared to working capital of $61,704 and our cash of $88,119 as of June 30, 2017.

Net cash used in operating activities for the year ended June 30, 2018 was $117,628 as compared to net cash used in operating activities of $107,726 for the year ended June 30, 2017. The cash used in operating activities primarily reflects the significant general and administrative expenses.

Net cash used in investing activities for the year ended June 30, 2018 was $30,811 as compared to net cash used in investing activities of $7,772 for the year ended June 30, 2017. The net cash used in investing activities was for the investment in investee company, purchase of equipment, trademark, Online Development and simple investment in Well Health Group Sdn Bhd.

Net cash provided by financing activities for the year ended June 30, 2018 was $87,587 as compared to net cash used in financing activities of $23,528 for the year ended June 30, 2017. The net cash provided by financing activities for the year ended June 30, 2018 were mainly attributed from proceeds from issuance of shares and additional paid in capital. The net cash used in financing activities for the year ended June 30, 2017 were mainly due to repayment to director.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the year ended June 30, 2018.

Investment in an investee company

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

Translation of amounts from RM into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the years ended June 30,
	2018	2017

Period-end RM : US$1 exchange rate	4.03	4.29
Period-average RM : US$1 exchange rate	4.16	4.16
Period-end HKD$ : US$1 exchange rate	7.84	7.80
Period-average HKD$ : US$1 exchange rate	7.82	7.78

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2018.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Ho Sit Chye	51	President, Chief Executive Officer, Secretary, Treasurer, Director
Mustafa Ali Merchant	34	Chief Financial Officer
Ong Ann Tin	51	Chief Operating Officer

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

Mr. Ho’s experience in corporate management and business development has led the Board of Directors to reach the conclusion that he should serve as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company. Since April 2016, Mr. Ho has been serving in HWH International Corp. as the Chief Executive Officer, President, Secretary, Treasurer and as a member of the Board of Directors.

Mustafa Ali Merchant- Chief Financial Officer

Mr. Mustafa completed his Bachelors in Commerce from Karachi University in 2005. In 2014, he obtained a Masters in Finance from IQRA University.

Mr. Mustafa worked as Assistant Chief Accountant in Habib ADM Ltd from 2003 to 2006. He was responsible for maintaining records of invoices, payments and transactions, preparing accounts payable, invoices and purchase orders, petty cash and payroll. From 2006 to 2014, Mr. Mustafa was the Assistant Accountant cum Finance Officer of North Star Holdings. He was in charge of preparing financial forecasts and financial data to evaluate financial forecasts as well as preparing financial statements and reporting to top management. From 2014 to present, Mr Mustafa has held the position of senior accountant at Grad Suites Sdn Bhd. His responsibilities include the preparation of the company’s financial projections and financial statements. Mr. Mustafa’s experience in accounting and finance has led the Board of Directors to reach the conclusion that he should serve as Chief Financial Officer of the Company. Since December 13 2016, Mr. Mustafa has been serving in HWH International Corp. as the Chief Financial Officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period June 30, 2018, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ho Sit Chye, Chief Executive Officer, President, Secretary, Treasurer and Director (1)	For the year ended June 30, 2018	-	-	-	-	-	-	-	-
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Ong Ann Tin, Chief Operating Officer (2)	For the year ended June 30, 2018	-	-	-	-	-	-	-	-
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

Mustafa Ali Merchant, Chief Financial Officer (3)	For the year ended June 30, 2018	-	-	-	-	-	-	-	-
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

(1)	On November 20, 2015 Mr. Ho Sit Chye was appointed President, Secretary, Treasurer and a member of our Board of Directors. Subsequently on April 6, 2016 Ho Sit Chye was appointed as Chief Executive Officer.
(2)	On April 6, 2016 Mr. Ong Ann Tin was appointed as Chief Operating Officer
(3)	On December 13, 2016 Mr. Mustafa Ali Merchant was appointed as Chief Financial Officer.

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

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2018.

Compensation of Directors
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ho Sit Chye, Chief Executive Officer, President, Secretary, Treasurer and Director(1)	For the year ended June 30, 2018	-	-	-	-	-	-	-	-
	For the year ended June 30, 2017	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2018, the Company has 451,711,093 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of June 30, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders(1)	Amount and Nature of Shareholders Ownership(2)	Percent of Class

Common Stock	Ho Sit Chye (i), (ii), (iii) (3)	326,100,000	72.26%

Common Stock	Ong Ann Tin (i), (iii)	39,000,000	8.64%

Common Stock	Mustafa Ali Merchant (iii) (4)	900,000	0.19%

Common Stock	All of the officers and directors as a group (iv)	366,000,000	81.09%

Common Stock	Dragon Venture International Limited (i)	28,500,000	6.31%

Common Stock	HWH Talent Limited (i) (5)	50,000,000	11.08%

Common Stock	Ho Empire Limited (i) (6)	259,000,000	57.39%

Common Stock	Ng Chei How (7)	10,000,000	2.22%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (451,711,093 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 451,711,093 as of the date of this Annual Report.
(3)	Represents 17,100,000 shares held directly by Mr. Ho Sit Chye, 50,000,000 shares held by HWH Talent Limited, 259,000,000 shares held by Ho Empire Limited.
(4)	Represents 900,000 shares held by Ms. Fatima Ismat, spouse of Mr. Mustafa Ali Merchant.
(5)	HWH Talent Limited is 100% owned by Mr. Ho Sit Chye.
(6)	Ho Empire Limited is 100% owned by Mr. Ho Sit Chye.
(7)	Represents 10,000,000 shares held by Mr. Ng Chei How, he is the former Chief Financial Officer of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Total Asia Associates PLT, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended June 30, 2018	For the year ended June 30, 2017

Audit fees	$8,000	$8,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$8,000	$8,000

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

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.2 (File No. 333-214139) on January 17, 2017.

** As filed in the Registrant’s Registration Statement on Form S-1 Post-Effective Amendment No.1 (File No. 333-214139) on April 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL CORP.
(Name of Registrant)

Date: September 28, 2018

	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer)

Date: September 28, 2018

	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer,
(Principal Financial Officer,
Principal Accounting Officer)

Date: September 28, 2018

	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

TOTAL ASIA ASSOCIATES PLT

(AF002128 & LLP0016837-LCA)

(Formerly known as BPL & Co)

A Firm registered with US PCAOB and Malaysian MIA

106-2A, Jalan PJU 1/3B, SunwayMas Commercial Centre

47301 Petaling Jaya, Selangor Darul Ehsan

Tel: (603) 7805 2850

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors HWH International Corp.

Suite 19, 8th Floor,

Wisma Zelan, Jalan Tasik Permaisuri 2,

Bandar Tun Razak 56100, Kuala Lumpur,

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HWH International Corp (the ‘Company’) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows each of the year ended 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows each of the years ended 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company have working capital deficiency of $4,803 and has accumulated losses of $344,263. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2017.

Petaling Jaya, Malaysia

September 28, 2018

HWH INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of June 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,981	$88,119
Prepayments, other receivables and deposits	14,951	182
Prepaid income tax	3,905	1,972
Accounts receivables	-	31,450
Total current assets	49,837	121,723

NON-CURRENT ASSETS
Investment in an investee company	479	699
Other investment	9,368	-
Plant and equipment, net	25,300	19,526
Intangible assets, net	12,080	999
Total non-current assets	47,227	21,224

TOTAL ASSETS	$97,064	$142,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$28,419	$12,403
Current portion of obligation under finance lease	2,201	1,974
Amounts due to a director	34,270	45,642
Total current liabilities	64,890	60,019

NON-CURRENT LIABILITIES
Obligation under finance lease	6,563	8,239
Total non-current liabilities	6,563	8,239

TOTAL LIABILITIES	$71,453	$68,258

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,711,093 and 451,375,000 shares issued and outstanding respectively	45,172	45,138
Additional paid-in capital	316,716	215,922
Other comprehensive income	7,986	4,272
Accumulated losses	(344,263)	(190,643)
TOTAL STOCKHOLDERS’ EQUITY	25,611	74,689

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,064	$142,947

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	June 30, 2018	June 30, 2017
REVENUE	$10,952	$19,972

COST OF REVENUE	(19,762)	(14,682)

GROSS (LOSS) / PROFIT	(8,810)	5,290

OTHER INCOME	216	240

GENERAL AND ADMINISTRATIVE EXPENSES	(144,349)	(118,085)

LOSS FROM OPERATIONS	(152,943)	(112,555)

INTEREST EXPENSE	(420)	(519)

LOSS ON SHARES IN AN INVESTEE COMPANY	(257)	-

LOSS BEFORE INCOME TAX	(153,620)	(113,074)

INCOME TAXES PROVISION	-	-

NET LOSS	$(153,620)	$(113,074)

Other comprehensive income:
- Foreign exchange translation adjustment	7,986	3,925
Comprehensive loss	$(145,634)	$(109,149)

Net income/(loss) per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	338,967,338	451,346,178

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED LOSSES	TOTAL EQUITY
Balance, June 30, 2016	451,335,000	$45,134	$203,926	$347	$(77,569)	$171,838
Shares issued in IPO at $0.30 per share	40,000	4	11,996	-	-	12,000
Net loss	-	-	-	-	(113,074)	(113,074)
Foreign currency translation adjustment	-	-	-	3,925	-	3,925
Balance, June 30, 2017	451,375,000	45,138	215,922	4,272	(190,643)	74,689
Shares issued in IPO at $0.30 per share	336,093	34	100,794	-	-	100,828
Net loss	-	-	-	-	(153,620)	(153,620)
Foreign currency translation adjustment	-	-	-	3,714	-	3,714
Balance, June 30, 2018	451,711,093	$45,172	$316,716	$7,986	$(344,263)	$25,611

See accompanying notes to consolidated financial statements

HWH INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Audited)

	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,620)	$(113,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,808	2,789
Trademark written off	-	1,254
Impairment loss on trade receivable	43,230	20,542
Interest expense	420	519
Changes in operating assets and liabilities:
Accounts receivables	(11,780)	(16,947)
Prepayment, deposits and other receivables	(14,769)	163
Other payables and accrued liabilities	16,016	(4,190)
Share of result in an investee company	220	-
Cash (used in) operating activities	(115,475)	(108,944)
Taxation refunded	-	2,290
Taxation paid	(1,933)	(1,072)
Net cash (used in) operating activities	(117,408)	(107,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	(11,183)	(1,025)
Investment in an investee company	-	(699)
Other investment	(9,368)	-
Acquisition of plant and equipment	(10,480)	(6,048)
Net cash (used in) investing activities	(31,031)	(7,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	34	4
Additional paid in capital	100,794	11,996
Repayment to directors	(11,372)	(32,107)
Interest paid	(420)	(519)
Payments on finance lease	(1,449)	(2,902)
Net cash provided by / (used in) financing activities	87,587	(23,528)

Effect of exchange rate changes on cash and cash equivalents	3,714	3,925

Net (decrease) in cash and cash equivalents	(57,138)	(135,101)
Cash and cash equivalents, beginning of year	88,119	223,220
CASH AND CASH EQUIVALENTS, END OF YEAR	$30,981	$88,119

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$(1,933)	$(1,072)
Income taxes refund	$-	$2,290
Interest paid	$(420)	$(519)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks in China, which are amortized on a straight-line basis over a useful life of ten years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended June 30, 2018.

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

Investment in an investee company

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Translation of amounts from RM into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the year ended	As of and for the year ended
	June 30, 2018	June 30, 2017

Period-end RM : US$1 exchange rate	4.03	4.29
Period-average RM : US$1 exchange rate	4.16	4.16
Period-end HKD$ : US$1 exchange rate	7.84	7.80
Period-average HKD$ : US$1 exchange rate	7.82	7.78

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended June 30, 2018 and 2017, the Company operates in one reportable operating segment in Malaysia.

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

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. GOING CONCERN

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of June 30, 2018, we have working capital deficiency of $4,803 and has accumulated losses of $344,263. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing.

4. INVESTMENT IN AN INVESTEE COMPANY

For the year ended June 30, 2017, the Company invested has invested 30% shares in Aibotec Sdn Bhd for cash consideration with initial investment amount of $699. However, during the year ended June 30, 2018 the investee company share a loss of US$ 257. The investment is stated at cost as at June 30, 2017 and no results have been equity accounted. In view that the investee company was just incorporated in May 2017 and as at June 30, 2017, it is still dormant. Aibotec Sdn Bhd is incorporated in Malaysia with 10,000 ordinary shares authorized, issued and outstanding at a par value of RM1. Mr Ho Sit Chye and Mr Hanafiah Bin Yussof are the directors of Aibotec Sdn Bhd. Mr Ho Sit Chye is the common director of Aibotec Sdn Bhd and the Company.

	2018	2017
Investment in an investee company	$699	$699
Share of loss	(257)	-
Foreign currency translation adjustments	37	-
Total Investment in an investee company	$479	$699

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. OTHER INVESTMENT

For the year ended June 30, 2018, the Company invested 1% of shares in Well Healthcare Group Sdn. Bhd. for cash consideration of $9,368 (RM40,000).

	2018	2017
Investment in Well Healthcare Group Sdn. Bhd.	$9,368	$-

6. PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2018 and June 30, 2017 are summarized below:

	2018	2017
Furniture and fittings	$681	640
Office equipment	9,533	8,961
Motor vehicle	21,515	20,225
Computer	1,772	1,666
Ai-Robots	8,471	-
Total plant and equipment	41,972	31,492
Accumulated depreciation	(16,672)	(11,966)
Plant and equipment, net	$25,300	19,526

Depreciation expense for the years ended June 30, 2018 and June 30, 2017 were $4,706 and $2,649, respectively.

As of June 30, 2018 and 2017, the Company has a motor vehicle under finance lease with a carrying value of $9,144 and $10,619 respectively.

7. INTANGIBLE ASSETS

Intangible assets as of June 30, 2018 and June 30, 2017 are summarized as below:

	2018	2017
Trademark	$999	$2,545
Online engine development	11,183	-
Accumulated amortization	(102)	(292)
Written-off	-	(1,254)
Intangible assets, net	$12,080	$999

Amortization for the years ended June 30, 2018 and June 30, 2017 were $102 and $140, respectively.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PREPAYMENTS, OTHER RECEIVABLES AND DEPOSITS

Prepayments, other receivables and deposits consisted of the following at June 30, 2018 and June 30, 2017:

	2018	2017
Prepaid expenses	$152	$182
Other receivables	13,915	-
Due from Investee Company	884	-
Total Prepayments, other receivables and deposits	$14,951	$182

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at June 30, 2018 and June 30, 2017:

	2018	2017
Other payables	$17,133	$2,120
Accrued audit fees	8,000	8,000
Accrued other expenses	3,286	2,283
Total other payables and accrued liabilities	$28,419	$12,403

10. AMOUNT DUE TO DIRECTOR

As of June 30, 2018 and June 30, 2017, a director of the Company advanced $34,270 and $45,642, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

11. OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	2018	2017
Finance lease	$9,491	$11,303
Less: interest expense	(727)	(1,090)
Net present value of finance lease	$8,764	$10,213

Current portion	$2,201	$1,974
Non-current portion	6,563	8,239
Total	$8,764	$10,213

As of June 30, 2018, the maturities of the finance lease for each of the years are as follows:

2019	2,201
2020	2,302
2021	2,403
2022	1,858
Total	$8,764

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAX

For the years ended June 30, 2018 and June 30, 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	June 30, 2018	June 30, 2017
Tax jurisdictions from:
-Local	$(58,708)	$(56,670)
-Foreign, representing
Anguilla	(1,600)	(1,600)
Hong Kong	(6,915)	(2,494)
Malaysia	(86,398)	(52,310)

Loss before income tax	$(153,621)	$(113,074)

The provision for income taxes consisted of the following:

	June 30, 2018	June 30, 2017
Current:
-Local	$-	$-
-Foreign, representing Malaysia	-	-
Deferred:
-Local	-	-
-Foreign, representing Malaysia	-	-

Income tax provision	$-	$-

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

Malaysia

Resilient Digital Sdn Bhd is subject to Malaysia Corporate Tax at a progressive income tax rate range from 18% to 24% on its assessable income for its tax year.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$20,845	$19,835
- Hong Kong	1,141	412
- Malaysia	15,532	11,992
	37,241	32,239
Less: valuation allowance	(37,241)	(32,239)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $19,835 as of June 30, 2017. During the year ended June 30, 2018, the valuation allowance increased by $5,002, primarily relating to net operating loss carry forwards from the various tax regime.

HWH INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended June 30, 2018 and June 30, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenue		Percentage of Revenue		Accounts receivable, trade

Customer A	$10,952	19,827	100%	99%	$-	31,450
	$10,952	19,827	100%	99%	$-	31,450

(b)	Major vendors

For the years ended June 30, 2018 and June 30, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$4,875	6,090	74%	41%	$-	-
	$4,875	6,090	74%	41%	$-	-

Vendors are located in Malaysia.

(c)	Exchange rate risk

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

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

