Form 10-Q
period 2018-09-30
HWH International Corp
filed 2018-11-13
CIK 1669479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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

Registrant’s phone number, including area code (603) 7498-0650

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock, $.0001 par value	451,711,093

2

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2018 and June 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2018	June 30, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,284	$30,981
Prepayments, other receivables and deposits	18,957	14,951
Prepaid income tax	3,489	3,905
Total Current Assets	35,730	49,837

NON-CURRENT ASSETS
Investment in an investee company	479	479
Other investment	9,368	9,368
Plant and equipment, net	23,843	25,300
Intangible assets, net	11,780	12,080
Total Non-Current Assets	45,470	47,227

TOTAL ASSETS	$81,200	$97,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$27,507	$28,419
Current portion of obligation under finance lease	1,619	2,201
Amount due to a director	29,533	34,270
Total Current Liabilities	58,498	64,890

NON- CURRENT LIABILITIES
Obligation under finance lease	6,402	6,563
Total Non-Current Liabilities	6,402	6,563

TOTAL LIABILITIES	$65,061	$71,453

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 451,711,093 and 451,711,093 shares issued and outstanding respectively	45,172	45,172
Additional paid in capital	316,716	316,716
Other comprehensive income	5,356	7,986
Accumulated (losses)	(351,105)	(344,263)
TOTAL STOCKHOLDERS’ EQUITY	$16,139	$25,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,200	$97,064

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended September 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended
	September 30, 2018	September 30, 2017
REVENUE	$-	$3,598

COST OF REVENUE	(650)	(5,076)

GROSS (LOSS)	(650)	(1,478)

OTHER INCOME	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(6,103)	(26,695)

LOSS FROM OPERATIONS	(6,753)	(28,173)

INTEREST EXPENSE	(89)	(114)

LOSS BEFORE INCOME TAX	(6,842)	(28,287)

INCOME TAX PROVISION	-	-

NET LOSS	$(6,842)	$(28,287)

Other comprehensive income:
- Foreign currency translation adjustment	5,356	260

Comprehensive loss	(1,486)	(28,027)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	451,711,093	451,375,989

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,842)	$(28,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,055	497
Interest expense	89	114
Changes in operating assets and liabilities:
Accounts receivables	-	(4,085)
Prepayments, other receivables and deposits	(3,304)	(76)
Other payables and accrued liabilities	(912)	570
Cash used in operating activities	(9,914)	(31,267)
Income taxes refund / (paid)	416	(839)
Net cash used in operating activities	(9,498)	(32,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	-	4
Additional paid in capital	-	13,496
Repayment to directors	(4,737)	(5,399)
Interest paid	(89)	(114)
Payments on finance lease	(743)	(321)
Net cash (used in) / provided by financing activities	(5,569)	7,666

Effect of exchange rate changes on cash and cash equivalents	(2,630)	249

Net decrease in cash and cash equivalents	(17,697)	(24,191)
Cash and cash equivalents, beginning of period	30,981	88,119
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,284	$63,928
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes refund / (paid)	$416	$(839)
Interest paid	$(89)	$(114)

See accompanying notes to consolidated financial statements.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

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

In the opinion of management, the consolidated balance sheets as of June 30, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended June 30, 2018.

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

The Company, through its subsidiaries, mainly provides digital marketing and hospitality software services.

Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	% of Equity Interest

1.	HWH Limited	Anguilla, November 20, 2015	1 share of ordinary share of US$1 each	Investment holding	100%

2.	HWH Investment Limited	Hong Kong, November 20, 2015	1 share of ordinary share of HK$1 each	Investment holding	100%

3.	Resilient Digital Sdn Bhd	Malaysia, September 15, 2009	100 shares of ordinary share value at RM 100	Digital marketing and hospitality software services	100%

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred accumulated losses amounting of $351,105 at September 30, 2018 and further net losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the 3 months ended September 30, 2018.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended	As of and for the three months ended
	September 30, 2018	September 30, 2017

Period-end RM : US$1 exchange rate	4.14	4.22
Period-average RM : US$1 exchange rate	4.17	4.16
Period-end HKD$ : US$1 exchange rate	7.88	7.81
Period-average HKD$ : US$1 exchange rate	7.82	7.78

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the 3 months ended September 30, 2018, the Company operates in one reportable operating segment in Malaysia.

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

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

	September 30, 2018	June 30, 2018
Investment in an investee company	$699	$699
Share of loss	(257)	(257)
Foreign currency translation adjustments	37	37
Intangible assets, net	$479	$479

5.	OTHER INVESTMENT

For the year ended June 30, 2018, the Company invested 1% of shares in Well Healthcare Group Sdn. Bhd. for cash consideration of $9,368 (RM40,000).

	September 30, 2018	June 30, 2018
Investment in an investee company	$9,368	$9,368

6.	PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2018 and June 30, 2018 are summarized below:

	September 30, 2018	June 30, 2018
Furniture and fittings	$665	$681
Office equipment	9,298	9,533
Motor vehicle	20,986	21,515
Computer	1,728	1,772
Ai-Robots	8,471	8,471
Total plant and equipment	$41,148	$41,972
Accumulated depreciation	(17,305)	(16,672)
Plant and equipment, net	$23,843	$25,300

Depreciation expense for the three months ended September 30, 2018 and September 30, 2017 were $1,029 and $472 respectively.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2018 and June 30, 2018 are summarized as below:

	September 30, 2018	June 30, 2018
Trademarks	$999	$999
Online engine development	10,909	11,183
Accumulated amortization	(128)	(102)
Intangible assets, net	$11,780	$12,080

Amortization for the three months ended September 30, 2018 and September 30, 2017 were $26 and $25, respectively.

8.	PREPAYMENTS, OTHER RECEIVABLES AND DEPOSITS

Prepayments, other receivables and deposits consisted of the following at September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
Prepaid expenses	$93	$152
Other receivables	18,002	13,915
Due from Investee Company	862	884
Total prepaid expenses	$18,957	$14,951

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
Other payables	$12,091	$17,133
Accrued audit fees	11,600	8,000
Accrued other expenses	3,816	3,286
Total payables and accrued liabilities	$27,507	$28,419

10.	AMOUNT DUE TO A DIRECTOR

As of September 30, 2018 and June 30, 2018, a director of the Company advanced $29,533 and $34,270, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

11.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 2.46% per annum, due through February, 2022, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	September 30, 2018	June 30, 2018
Finance lease	$8,639	$9,491
Less: interest expense	(618)	(727)
Net present value of finance lease	$8,021	$8,764

Current portion	1,619	2,201
Non-current portion	6,402	6,563
Total	$8,021	$8,764

As of September 30, 2018, the maturities of the finance lease for each of the years are as follows:

2019	1,619
2020	2,246
2021	2,344
2022	1,812
Total	$8,021

12.	COMMON STOCKS

As of September 30, 2018 and June 30, 2018, the Company has a total of 451,711,093 and 451,711,093 shares, respectively of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

13.	INCOME TAXES

For the 3 months ended September 30, 2018 and September 30, 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the 3 months ended	For the 3 months ended
	September 30, 2018	September 30, 2017

Tax jurisdictions from:
- Local	$(3,816)	$(13,802)
- Foreign, representing
Anguilla	-	-
Hong Kong	(26)	(25)
Malaysia	(3,000)	(14,460)

Loss before income tax	$(6,842)	$(28,287)

The provision for income taxes consisted of the following:

	For the 3 months ended	For the 3 months ended
	September 30, 2018	September 30, 2017
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

14.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the 3 months ended September 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	3,598	-	100%	$-	35,535
Customer B	-	-	-	-	-	-
	$-	3,598	-%	100%	$-	35,535

b) Major vendors

For the 3 months ended September 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$150	-	24%	-	-	-
Vendor B	-	1,031	-	20%	$-	-
	$150	1,031	24%	20%	$-	-

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

HWH INTERNATIONAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company issued the unaudited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the Three Months Ended September 30, 2018 and September 30, 2017.

For the three months ended September 30, 2018, we realized revenue in the amount of $-0-, while for the three months ended September 30, 2017 we realized revenues in the amount of $3,598. Our gross loss for the three months ended September 30, 2018 were ($650), whereby for the three months ended September 30, 2017 we realized gross loss ($1,478). We attribute the decline in revenue is due to loss of customers. However, we are doing R & D on our services products and we believe that sooner we will be breakeven and increase profit. Besides, we need to maintain control our direct cost and increase more customers in the future by increasing our marketing efforts as well as developing and introducing on new services.

3

Our net loss for the three months ended September 30, 2018 were $6,842, while for the three months ended September 30, 2017 were net loss of $28,287. The cost and expenses reduced from U$5,076 and U$26,695 to U$650 and U$6,103 result of reduction of advertising & promotion, cost of R&D and other compliance costs as a public company.

Liquidity and Capital Resources

For the three months ended September 30, 2018, we had cash and cash equivalents of $13,284. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Operating Activities

For the three months ended September 30, 2018, net cash used in operating activities was ($9,498), compared to net cash provided by $32,106 for June 30, 2018. The operating cash flow performance primarily reflects the increase in net loss due to increase in general and administrative expenses for new company formation and preparation costs for listing on the OTC market.

Investing Activities

We have no investing activities to date.

Financing Activities

For the three months ended September 30, 2018, net cash used by financing activities was $5,569 compared to $7,666 generated for June 30, 2018.

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

Item 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HWH International Corp (Name of Registrant)

Date: November 13, 2018
	By:	/s/ Ho Sit Chye
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: November 13, 2018
	By:	/s/ Mustafa Ali Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)

Date: November 13, 2018
	By:	/s/ Ong Ann Tin
	Title:	Chief Operating Officer

7